Form 10-Q
period 2007-12-31
TASTE ON DEMAND INC
filed 2008-03-26
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007.

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-148928

T.O.D. TASTE ON DEMAND INC.
(Name of small business issuer as specified in its charter)

Nevada	75-3255056
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Hakeshet Street, Reuth, Israel 91708
(Address of principal executive offices)(Zip Code)

+972 8 9263001
(Registrant’s telephone number, including area code)

____________________________________________________________
(Former name, former address and former fiscal year, of changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of March 24, 2008, 3,654,400 shares of Common Stock, par value $0.001 per share, were outstanding.

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Financial Statements
December 31, 2007
(Unaudited)

CONTENTS

Page(s)

Financial Statements:

Balance Sheets - As of December 31, 2007 (Unaudited) and November 30, 2007 (Audited)	3

Statements of Operations -
For the Three Months Ended December 31, 2007 and for the Period from August 31, 2007 (inception) to December 31, 2007 (Unaudited)	4

Statements of Cash Flows -
For the Three Months Ended December 31, 2007 and for the Period from August 31, 2007 (inception) to December 31, 2007 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6 - 9

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2007	November 30, 2007
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$37,205	$37,162
Prepaid	667	750
Stock proceeds receivable	-	1,500
Total Current Assets	37,872	39,412

Total Assets	$37,872	$39,412

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$9,575	$12,932
Total Current Liabilities	9,575	12,932

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized; 3,654,400 shares issued and outstanding at December 31, 2007; 3,554,400 shares issued and outstanding at November 30, 2007	3,654	3,554
Additional paid-in capital	46,079	41,179
Deficit accumulated during the development stage	(21,436)	(18,253)
Total Stockholders' Equity	28,297	26,480
Total Liabilities and Stockholders' Equity	$37,872	$39,412

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		For the Period from
	For the Three Months Ended	August 31, 2007 (Inception) to
	December 31, 2007	December 31, 2007

Revenues	$-	$-

Operating Expenses
Research and development	4,432	4,432
General and administrative	17,147	17,230
Total Operating Expenses	21,579	21,662

Loss from Operations	(21,579)	(21,662)

Other Income
Interest income	226	226
Total Other Income	226	226

Net Loss	$(21,353)	$(21,436)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	3,267,135	3,175,216

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the Period from
	For the Three Months Ended	August 31, 2007 (Inception) to
	December 31, 2007	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(21,353)	$(21,436)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	1,000	1,000
Stock issued for future services - related party	-	1,000
Stock issued for consulting services	500	500
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid	250	(667)
Increase in accounts payable	9,575	9,575
Net Cash Used In Operating Activities	(10,028)	(10,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	47,233	47,233
Net Cash Provided By Financing Activities	47,233	47,233

Net Increase in Cash	37,205	37,205

Cash - Beginning of Period	-	-

Cash - End of Period	$37,205	$37,205

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form SB-2, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended November 30, 2007. The interim results for the period ended December 31, 2007 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

T.O.D. Taste On Demand Inc. (the "Company"), was incorporated in Nevada on August 31, 2007.

The Company is developing a device that will allow drinkers of bottled water to choose one of a few flavors and make their own drink as they pour the water from the bottle into the glass.

Most activity through December 31, 2007 relates to the Company’s formation and the private offering as well as to the preparation and filing of a patent application in connection with the products the company is developing.

The Company’s fiscal year is June 30.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing, and the further development of the business plan.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2007, the Company had no cash equivalents.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2007, and for the period from August 31, 2007 (inception) to December 31, 2007, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Stock-based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. The Company has not issued any stock based compensation since inception.

Research and Development

The Company expenses all research and development costs as incurred.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $21,353, net cash used in operations of $10,028 for the three months ended December 31, 2007, and a deficit accumulated during the development stage of $21,436 at December 31, 2007. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Stockholders’ Equity

In September 2007, the Company issued an aggregate 1,000,000 shares of common stock, having a fair value of $1,000 ($0.001/share), to its Chairman, CEO and Director for the acquisition of certain intellectual property (“IP”). The IP was received under an assignment agreement pertaining to the product known as "Taste on Demand" to the Company. Pursuant to Staff Accounting Bulletin Topic 5(G),“Transfers of Nonmonetary Assets by Promoters or Shareholders”, the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles. At December 31, 2007, the Company has expensed this stock issuance as a component of research and development.

In September 2007, the Company issued 2,000,000 shares of common stock to its founders for $20,000 ($0.01/share).

In September 2007, the Company issued 100,000 shares of common stock, having a fair value of $1,000 ($0.01/share), based upon the recent cash offering price, to its Director, in consideration for future services. The Company is amortizing the related compensation on a quarterly basis over a one-year period. The Company has expensed $333 for the three months ended December 31, 2007, and the remaining $667 is reflected as a prepaid.

During October, November and December 2007, the Company issued an aggregate 544,400 shares of common stock to third party investors under a private placement offering for $27,233 ($0.05/share).

On November 1, 2007, the Company issued 10,000 shares of common stock, having a fair value of $500 ($0.05/share), based upon the recent cash offering price, for consulting services rendered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q (this “Report”), references to the “Company,” “TOD,” “we,” “our” or “us” refer to T.O.D. Taste on Demand Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management’s Discussion and Analysis or Plan of Operations and the audited financial statements and the notes thereto included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Our Business

We were incorporated in the State of Nevada on August 31, 2007. We are a development stage company and from our inception to date, we have not generated any revenue from operations.

Our goal is to develop a special device that will allow drinkers of bottled water to choose from certain selected flavors and make their own drink by virtue of pouring the water from the bottle through our filter cork. We have filed a patent application with the Israeli Patent Office covering our special cork device on October 23, 2007. The application is currently pending for approval.

On January 30, 2008 we filed a registration statement on Form SB-2 which was declared effective on February 14, 2008. As a result we became a reporting company. On February 26, 2008, our director Asael Karfiol was appointed as our Secretary. David Katzir remains our President, Treasurer and Director. We have appointed Island Stock Transfer as our transfer agent effective on February 21, 2008.

In addition, Spartan Securities Group, Ltd. has agreed to act as our market maker and has filed an application with the Financial Industry Regulatory Authority for our common stock to be eligible for quotation on the Over the Counter Bulletin Board.

Our vision is to develop our products that will become widely accepted in the market. Our growth may be achieved through licensing the technology, or direct manufacturing and distribution of our products. Therefore we plan to focus in the coming months on the development of the T.O.D. Cork and the application for flavoring water through capsules. We will aim to create a prototype of the T.O.D. Cork as well as the required capsules in four flavors within 9 months. As soon as we create a first prototype we plan to evaluate distribution methods and geographical markets and explore the following options in order to generate revenue: getting into manufacturing and distribution of our products or licensing the technology to companies such as beverages, and mineral water producers.

Results of Operations

We have not had any revenues from operations since our inception on August 31, 2007. We have accumulated a net loss of $21,353, or $0.01 per share for the three months ended December 31, 2007 compared with $21,436 for the period of inception to December 31, 2007. This negative cash flow is mostly attributable to our operation expenses which amounted to $21,579 for the three months ended December 31, 2007. These operating expenses consist of $4,432 of research and development related expenses and $17,147 of general and administrative expenses including but not limited to, expenses related to our formation, audit and legal fees. We anticipate that our operating expenses will increase as we intend to develop the T.O.D. Cork along with its first application that is designed to flavor water.

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $37,205. Our cash may not be sufficient to provide for the basic operation expenses and maintenance costs for the next 12 months.

Our future success and ability to generate sufficient revenues to support our operation depends on the successful development and commercialization of our T.O.D. Cork. We expect to incur a minimum of $40,000 in expenses during the next twelve months of operations. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. We could therefore be required to seek additional financing to pay for our expenses. We may have to borrow funds from time to time. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company has a net loss of $21,353 for the three months ended December 31, 2007. In addition, we have any accumulated deficit during the development stage of $21,436 as of December 31, 2007. At December 31, 2007, due to numerous negative indicators such as a loss from operations, net cash used in operations, and a deficit accumulated during the development stage, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risk Factors Relating to Our Company

1. We are a development stage company and may never be able to effectuate our business plan or achieve any revenues or profitability. Therefore, at this stage of our business, potential investors have a high probability of losing their entire investment.

We were established on August 31, 2007 and have no operating history. We are in the development stage and are subject to all of the risks inherent in the establishment of a new business enterprise. We have had no revenue to date. Our operations to date have been focused on organizational, start-up, and fund raising activities as well as on the development and filing of a patent application to secure our intellectual property rights in our planned products. As a development stage company, we are a highly speculative venture involving significant financial risk. It is uncertain as to when we will become profitable, if ever.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

2. We expect losses in the future because we have no revenue.

We are expecting losses over the next twelve months because we do not yet have any revenues to offset the expenses associated with the development of our device. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. You may lose your entire investment.

3. If our business strategy is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this Form 10-Q, we incurred a net loss of $21,353 for the three months ended December 31, 2007. Since our inception, we have had no revenue and only incurred a net loss. These factors raise substantial doubt whether we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. We have positive working capital, however; there is no assurance that profitable operations, if achieved, can be sustained.

As of December 31, 2007, we had an accumulated deficit of $21,436. We currently have positive working capital, however; there is no assurance that profitable operations, if achieved, can be sustained.

5. Since our officers can work or consult for other companies, there can be a conflict of interest and their activities could slow down our operations .

David Katzir, our President and Treasurer is also a member of our board of directors, and he is not required to work exclusively for us. He does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on his employment for other companies. His other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. We do not have any agreement with Mr. Katzir regarding the services he is to provide to us. It is expected that Mr. Katzir will devote between 10 and 20 hours per week to our operations on an ongoing basis, and will devote full days and even multiple days at a stretch when required.

6. We are heavily dependent upon our officers and directors. The loss of either Mr. Katzir or Mr. Karfiol, whose knowledge and leadership upon which we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of David Katzir our President, Treasurer and Director, and Asael Karfiol, our Secretary and Director, whose knowledge and leadership would be difficult to replace. If we were to lose either of their services, or if either of them is not available to us when we need him, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement.

7. We may fail in the development of our products; Failure to attract and retain qualified people could harm our ability to execute our business plan.

The development of our products is complicated and our success can not be guaranteed. To date, we have no employees other than our sole officer and we can provide no assurance we will be able to attract and retain qualified engineers while ensuring that labor costs will be kept low, or that, if they do increase, they can be matched by corresponding increases in revenues.

8. Our products may not achieve market acceptance.

We are developing a new product which does not currently exist in the market. Poor market acceptance of our products or other unanticipated events may result in lower revenues than anticipated, making anticipated expenditures on development, advertising and promotion not feasible.

9. Intellectual property claims against us could be costly and could impair our business.

We believe that our patent, if approved, does not infringe patents or other proprietary rights of third parties. There can be no assurance, however, that third parties will not claim that our current or future products infringe such rights of third parties. Any such claim, with or without merit, could result in costly litigation or require us to enter into royalty or licensing agreements in order to obtain a license to continue to develop and market the affected products. There can be no assurance that we would prevail in any such action or that any license (including licenses proposed by third parties) would be made available on commercially acceptable terms, if at all. If we become involved in litigation over proprietary rights, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business and financial condition.

10. If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.

Our commercial success will depend in part on our ability to obtain and maintain patent protection on our products, and successfully defend these patents and technologies against third-party challenges. In particular, we have developed a patent application, which is currently pending with the Israeli Patent Office. There is no certainty that such application will be approved. In addition, even if such application is approved, it may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. Patents we use may be challenged or invalidated or may fail to provide us with any competitive advantage. Moreover, in certain parts of the world, such as in China, western companies are adversely affected by poor enforcement of intellectual property rights.

11. We may not be able to compete with current or future competitors, some of whom have greater resources and experience than we do.

Although we do not view ourselves as a threat to the beverages companies, some companies may view our concept and products as a threat to them and could look for ways to prevent us from getting into the market or reduce our market share once created. Such companies can also develop more effectively alternate products and may be able to introduce such products into the market in favorable terms and using aggressive pricing or licensing policies, which may hinder our ability to penetrate the market.

12. We are exposed to fluctuations in currency exchange rates.

A significant portion of our business will be conducted outside the United States. Although a majority of our revenues will be transacted in U.S. Dollars, we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel (NIS). Moreover, a portion of our expenses in Israel are paid in the local currency, which subjects us to the risks of foreign currency fluctuations. In the future, we may use derivative instruments in order to try to minimize the effects of currency fluctuations, but any hedging positions may not succeed in minimizing our foreign currency fluctuation risks.

13. If we are unable to obtain funding, our business operations will be harmed. Even if we do obtain financing our then existing shareholders may suffer substantial dilution.

We will require funds to develop our products, create a marketing program and address all necessary concerns, as described below in the section entitled “Description of Business.” We anticipate that may require additional capital to fund our operations for the next twelve months. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to develop and market our product and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

14. We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

We have not had any revenues since our inception. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations sufficient to sustain us. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

15. Our directors and officers own a significant percentage of our issued and outstanding shares of common stock, and any future sales of their shares may result in a decrease in the price of our common stock and the value of your investment.

Our directors and officers have control over approximately 30.1% of the issued and outstanding shares of our common stock. The future prospect of sales of significant amounts of shares held by Mr. Kaztir and Mr. Karfiol could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks related to Our Location in Israel

16. It could be difficult to enforce a U.S. judgment against our officers and directors.

All of our executive officers and directors are non-residents of the United States, and virtually all of our assets and the assets of these persons are located outside the United States. Therefore, it could be difficult to enforce a judgment obtained in the United States against any of these persons who are all currently residents of the State of Israel.

There is also doubt as to the enforceability of civil liabilities under the Securities Act of 1933 and the Securities Exchange Act of 1934 in original actions instituted in Israel. However, subject to specified time limitations, Israeli courts may enforce a U.S. final executory judgment in a civil matter, provided that:

- adequate service of process has been effected and the defendant has had a reasonable opportunity to be heard;

- the judgment and its enforcement are not contrary to the law, public policy, security or sovereignty of the State of Israel;

- the judgment was obtained after due process before a court of competent jurisdiction according to the rules of private international law prevailing in Israel;

- the judgment was not obtained by fraudulent means and does not conflict with any other valid judgment in the same matter between the same parties;

- an action between the same parties in the same matter is not pending in any Israeli court at the time the lawsuit is instituted in the U.S. court; and

- the U.S. court is not prohibited from enforcing judgments of Israeli courts

17. Potential political, economic and military instability in Israel may adversely affect our results of operations.

Our principal offices and operations are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinians, which has adversely affected the peace process and has negatively influenced Israel's relationship with its Arab citizens and several Arab countries. Such ongoing hostilities may hinder Israel's international trade relations and may limit the geographic markets, where we can sell our products. Furthermore, the United States Department of State has issued advisories regarding travel to Israel, impeding the ability of travelers to attain travel insurance. Furthermore, during July and August of  2006 there have been hostilities between Israel and the Hezbollah terrorist organization operating in Lebanon, and the north of Israel has been hit by rockets launched from Lebanon. Any hostilities involving Israel or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could adversely affect our operations.

18. Our results of operations could be negatively affected by the obligations of our personnel to perform military service.

Our operations could be disrupted by the absence for significant periods of one or more of our current or future, if any, executive officers, key employees or a significant number of other employees because of military service. Our current officer and future, if any, employees may be obligated to perform military reserve duty, which could accumulate annually from several days to up to two months in special cases and circumstances. The length of such reserve duty depends, among other factors, on an individual's age and prior position in the army. In addition, if a military conflict or war occurs, these persons could be required to serve in the military for extended periods of time. Any disruption in our operations as the result of military service by key personnel could harm our business.

Risks Relating To Our Common Shares

19. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 65,000,000 shares of common stock, of which 3,654,400 shares are issued and outstanding , and 10,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of an additional 61,345,600 shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our common stock held by our existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

20. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

21. There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We have a market maker that applied for admission to quotation of our securities on the FINRA Over The Counter Bulletin Board. The application may be denied. If for any reason our common stock is not quoted on the Over The Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

22. State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

23. The requirements of being a public company may strain our resources and distract our management.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ended June 30, 2009. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

24. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

25. We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Articles of Incorporation authorizes us to issue up to 10,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Unregistered Securities; Use of Proceeds

During October, November and December 2007, the Company issued an aggregate of 544,400 shares of common stock to investors in a private placement which closed on December 21, 2007. The purchase price paid for such shares was $0.05 per share for an aggregate of $27,233. The shares were offered and sold pursuant to the exemptions from the registration under the Securities Act provided by Regulations D and S of the Securities Act. On January 30, 2008, we filed a registration statement on form SB-2 to register those shares for resale, which became effective on February 14, 2008. We did not receive any proceeds from the resale of shares by the selling shareholders.

On November 1, 2007, the Company issued 10,000 shares of common stock, having a fair market value of $500 ($0.05 per share), based upon the recent cash offering price, for consulting services rendered. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the quarter ended December 31, 2007.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.O.D. TASTE ON DEMAND INC.
March 26, 2008
	By:	/s/ David Katzir
	Name:	David Katzir
	Title:	President, Treasurer, and Director (Principal
Executive and Financial Officer)