Form 10-Q
period 2008-03-31
T.O.D. TASTE ON DEMAND INC
filed 2008-05-15
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ ( (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of May 12, 2008, 3,654,400 shares of Common Stock, par value $0.001 per share, were outstanding.

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

CONTENTS

Page(s)

Financial Statements:

Balance Sheets - As of March 31, 2008 (Unaudited) and November 30, 2007 (Audited)	3

Statements of Operations -
For the Three and Six Months Ended March 31, 2008 and for the Period from August 31, 2007 (inception) to March 31, 2008 (Unaudited)	4

Statement of Cash Flows -
For the Period from August 31, 2007 (inception) to March 31, 2008 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6 - 10

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$28,763	$37,162
Prepaid expenses	417	750
Stock proceeds receivable	-	1,500
Total Current Assets	29,180	39,412

Total Assets	$29,180	$39,412

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$6,000	$12,932
Total Current Liabilities	6,000	12,932

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized; 3,654,400 shares issued and outstanding at March 31, 2008; 3,554,400 shares issued and outstanding at November 30, 2007	3,654	3,554
Additional paid-in capital	46,079	41,179
Deficit accumulated during the development stage	(26,553)	(18,253)
Total Stockholders' Equity	23,180	26,480
Total Liabilities and Stockholders' Equity	$29,180	$39,412

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Six Months Ended March 31, 2008	For the Period from August 31, 2007 (Inception) to March 31, 2008

Revenues	$-	$-	$-

Operating Expenses
General and administrative	5,427	22,574	22,657
Research and development	-	4,432	4,432
Total Operating Expenses	5,427	27,006	27,089

Loss from Operations	(5,427)	(27,006)	(27,089)

Other Income
Interest income	310	536	536
Total Other Income	310	536	536

Net Loss	$(5,117)	$(26,470)	$(26,553)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	3,654,400	2,735,119	2,363,976

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

For the Period from
August 31, 2007 (Inception) to
March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,553)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	1,000
Stock issued for future services - related party	1,000
Stock issued for consulting services	500
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(417)
Increase (Decrease) in accounts payable	6,000
Net Cash Used In Operating Activities	(18,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	47,233
Net Cash Provided By Financing Activities	47,233

Net Increase (Decrease) in Cash	28,763

Cash - Beginning of Period	-

Cash - End of Period	$28,763

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-
Interest	$-

See accompanying notes to unaudited financial statements

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
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

The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form SB-2, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended November 30, 2007. The interim results for the period ended March 31, 2008 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

T.O.D. Taste On Demand Inc. (the "Company"), was incorporated in Nevada on August 31, 2007.

The Company is developing a device that will allow drinkers of bottled water to choose one of a few flavors and make their own drink as they pour the water from the bottle into the glass.

Most activity through March 31, 2008 relates to the Company’s formation and the private offering as well as to the preparation and filing of a patent application in connection with the products the company is developing.

The Company’s fiscal year is June 30.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing, and further development of the business plan.

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

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2008, the Company had no cash equivalents.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and six months ended March 31, 2008, and for the period from August 31, 2007 (inception) to March 31, 2008, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted earnings per share is not presented.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS 141R,“Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141,“Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the  Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,117, net cash used in operations of $8,442 for the three months ended March 31, 2008, and a deficit accumulated during the development stage of $26,553 at March 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Stockholders’ Equity

In September 2007, the Company issued an aggregate 1,000,000 shares of common stock, having a fair value of $1,000 ($0.001/share), to its Chairman, CEO and Director for the acquisition of certain intellectual property (“IP”). The IP was received under an assignment agreement pertaining to the product known as "Taste on Demand" to the Company. Pursuant to Staff Accounting Bulletin Topic 5(G),“Transfers of Nonmonetary Assets by Promoters or Shareholders”, the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles. At March 31, 2008, the Company has expensed this stock issuance as a component of research and development.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

In September 2007, the Company issued 2,000,000 shares of common stock to its founders for $20,000 ($0.01/share).

In September 2007, the Company issued 100,000 shares of common stock, having a fair value of $1,000 ($0.01/share), based upon the recent cash offering price, to its Director, in consideration for future services. The Company is amortizing the related compensation on a quarterly basis over a one-year period. The Company has expensed $250 and $500 for the three and six months ended March 31, 2008, respectively, and the remaining $417 is reflected as a prepaid.

During October, November and December 2007, the Company issued an aggregate 544,400 shares of common stock to third party investors under a private placement offering for $27,233 ($0.05/share).

On November 2007, the Company issued 10,000 shares of common stock, having a fair value of $500 ($0.05/share), based upon the recent cash offering price, for consulting services rendered.

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

In addition, Spartan Securities Group, Ltd. has agreed to act as our market maker and has filed an application with the Financial Industry Regulatory Authority for our common stock to be eligible for quotation on the Over the Counter Bulletin Board. On April 22, 2008, our shares of common stock were approved for trading on the OTC Bulleting Board under the symbol TODT.OB.

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

Results of Operations

We have not had any revenues from operations since our inception on August 31, 2007. We have accumulated a net loss of $5,117, or $0.00 per share, for the three months ended March 31, 2008 and $26,470, or $0.01 loss per share, for the six months ended March 31, 2008 compared with $26,553, or $0.01 loss per share, for the period from August 31, 2007 (inception) to March 31, 2008. This negative cash flow is mostly attributable to our operating expenses which amounted to $5,427 for the three months ended March 31, 2008, $27,006 for the six months ended March 31, 2008 and $27,089 for the period from August 31, 2007 (inception) to March 31, 2008. During the 3 months ended March 31, 2008, all of our operating expenses were attributed to general and administrative expenses, mainly in connection with payment for accounting and legal fees. During the six months ended March 31, 2008, our operating expenses included $4,432 of research and development and $22,574 of general and administrative expenses including but not limited to, expenses related to our formation, audit and legal fees. We anticipate that our research and development related expenses will increase as we intend to develop the T.O.D. Cork along with its first application that is designed to flavor water.

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $28,763. Our cash may not be sufficient to provide for the basic operation expenses and maintenance costs for the next 12 months.

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

Going Concern Consideration

The Company has a net loss of $5,117 and net cash used in operations of $8,442 for the three months ended March 31, 2008. In addition, we have an accumulated deficit during the development stage of $26,553 as of March 31, 2008. At March 31, 2008, due to numerous negative indicators such as a loss from operations, net cash used in operations, and a deficit accumulated during the development stage, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4T.	Controls and Procedures.

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

There have been no material changes to the risks to our business described in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 filed with the SEC on March 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.O.D. TASTE ON DEMAND INC.
May 15, 2008

	By:	/s/ David Katzir
	Name:	David Katzir
	Title:	President, Treasurer, and Director (Principal Executive and Financial Officer)