Form 10-K
period 2008-06-30
T.O.D. TASTE ON DEMAND INC
filed 2008-10-14
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 333-148928

T.O.D. TASTE ON DEMAND INC.
(Name of registrant as specified in its charter)

Nevada	75-3255056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Hakeshet Street, Reuth, Israel	91708
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: 011-972 8 9263001

Securities registered pursuant to Section 12(b) of the Act: None.

(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $524,062.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 2, 2008 was 3,726,543.

PART I

Item 1. Business.

As used in this annual report, the terms “we”, “us”, “our”, and “the Company”, mean T.O.D. Taste on Demand Inc., unless the context otherwise indicates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - “Business” and Item 7 - “Management’s Discuss and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risks described at the end of Item 1, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Our financial statements are stated in thousands United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP ) .

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Corporate History

T.O.D. Taste on Demand Inc. was incorporated under the laws of the State of Nevada on August 31, 2007. We intend to develop a special device that will allow drinkers of bottled water to choose one of few flavors and make their own drink by virtue of pouring the water from the bottle into the glass. We have not generated any revenue from operations to date and are a development stage company. We currently have no employees other than our two officers.

Our offices are currently located at 55 Hakeshet Street, Reuth, Israel 91708. Our telephone number is + 972 8 9263001. We do not currently have a web site.

On July 25, 2008, our shares of common stock began trading on the OTC Bulletin Board under the trading symbol “TODT.OB”.

Our Current Business

Our goal is to develop a special device that will allow drinkers of bottled water to choose from certain selected flavors and make their own drink by virtue of pouring the water from the bottle through our filter cork. Our vision is to develop our products that will become widely accepted in the market. Our growth may be achieved through licensing the technology, or direct manufacturing and distribution of our products. Therefore we plan to focus in the coming months on the development of the T.O.D. Cork and the application for flavoring water through capsules. We are currently working on the creation of a prototype of the T.O.D. Cork as well as the required capsules. As soon as we create a first prototype we plan to evaluate distribution methods and geographical markets and explore the following options in order to generate revenue: getting into manufacturing and distribution of our products or licensing the technology to companies such as beverages, and mineral water producers.

On May 25, 2008, we entered into a consulting agreement in connection with the development of prototypes of special candies in different flavors to be located in the T.O.D. special cork that is currently being developed by us and that is intended to be an add-on to bottled water and through which water would run and absorb the flavors of such candies. On July 11, 2008, we entered into a consulting agreement in connection with the development of a functional prototype product capable of threading the neck of mineral water bottles on the one hand, enabling their closure by corresponding screw-on bottle caps on the other hand, having such product contain a number of cells for the storage of semi-hard “candies” containing flavor essences to be added to the mineral water

Our Products

The product we are developing, which we call the T.O.D. Cork, is a cork that can be screwed on different kinds of bottles which can be used to turn plain water into flavored water or juice. The cork has four compartments; each one can hold a different capsule. The user can choose a capsule with the desired flavor, turn the cork to that compartment and the water will flow through the capsule and produce flavored water of choice. The T.O.D. Cork is reusable. The consumer can carry one cork to produce four different flavored beverages. Capsules, however, can also be used to produce vitamin water and to add other food supplements to water, including baby food supplements. Another potential application of our device is a special mini bar device. This product is similar to the T.O.D. Cork in its operation. It is a filter that can be screwed to the spout of mineral water mini bar (usually used in offices). The filter turns cold mineral water to flavored water of choice. It turns hot water to instant coffee or tea per user’s choice.

Our Target Customers and Market

We will target households that consume mineral water and soft drinks. The end users of our products should also include children, travelers and members of armed forces based away from home. Customers of mineral water mini-bars will include offices and clinics. The first product we are looking to launch, the T.O.D. Cork with the capsules for flavoring water, is focused at the mineral water/light drinks industry. Millions of litters of mineral water are sold every year around the world. The mineral water market is experiencing rapid growth and is becoming more crowded and competitive as new mineral water brands enter the market. The differentiators between brands of mineral water are limited, thus, players engage in price wars to win market share. Mineral water and beverages producers are now also producing flavored mineral waters. Another popular product is the vitamin flavored water. Our products supplement this market. They would bring flavors and vitamins for a plain bottle of water the consumer will buy. Mineral water and beverages suppliers will use our products to differentiate their brand from others, increase market share and profit margins. We can assure no success, however, of our attempt.

Distribution Methods

Our T.O.D. Cork and capsules for flavoring water can be distributed via indirect sales e.g. selling to mineral water suppliers and to suppliers of flavored water and also directly to retail stores. Such sales can also be made by licensing our intellectual property rights to manufacturers of bottled water or water with flavors. We are currently focused on the development of the T.O.D. Cork and capsules for flavoring water. When our product is more fully developed, we will evaluate the distribution methods and geographical markets available to us.

Intellectual Property

We have filed a patent application with the Israeli Patent Office on October 23, 2007 which, if granted, will protect our intellectual property rights in the T.O.D. Cork, which can be used for various applications. The patent application is pending with the Israeli Patent Office. We could within one year from the date of filing in Israel file for a patent application in other countries such as the U.S. where the date of the patent application with the Israeli Patent Office is accepted by treaty as the priority date with respect to such application. The application generally relates to means for adding flavor to a flowing liquid. More specifically, the invention covered by the application relates to a passive tubular structure that is shaped for facile attachment to a bottle orifice and that is preferably capable of mixing a pre-measured flavoring to liquid flowing through the tube.

We fully own our intellectual property and we have no obligations to pay royalties to any third party.

The patent approval process is complex and results are therefore highly uncertain. No assurance can be given that our pending patent applications or future patent applications will be approved, that the scope of any patent protection granted will exclude competitors or provide us with competitive advantages , that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors. Since patent applications in the United States are not publicly disclosed until patents are issued, there can be no assurance that others did not first file applications for products covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others pursuant to such applications.

Research and Development

We have spent on research and development $9,432 during the period from August 31, 2007 [inception] to June 30, 2008. All of our research and development is conducted using external consultants.

Competition

To our knowledge, currently there is no competition to our T.O.D. Cork, which is a unique invention with various applications. There can be no assurance, however, that similar products may not come to the market in the near future. There might be some competition to certain applications of the T.O.D. Cork however. For example, mineral water and beverages producers have been recently producing flavored mineral water that is sold in bottles to the consumer. Another product is the vitamin flavored water. We believe that our T.O.D. Cork can bring the same result for water with capsules that contain flavored juice or vitamins. These products do not directly complete with the flavored water application of the T.O.D. Cork but we believe that we may be competing on the same market share and as a result our product may be a threat to such companies. Nonetheless, these companies may also become our partners for sale and distribution of the T.O.D. Cork that can flavor water or insert vitamin into water as this may increase their sales of bottled mineral water.

Government Regulation

We are not aware of any government regulation that applies to the T.O.D. Cork as a device. There may be however, government regulation that applies to various applications of the T.O.D. Cork and to the capsules, depending on the actual location of our product launch. At the moment, we are focused on the development of the T.O.D. Cork and capsules for flavoring water and upon completion of the first prototype, will evaluate the distribution methods and geographical markets available to us. Upon determination we will comply with all regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products, if we choose to directly get involved in such actions. We may decide not to.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by our executive officers on a voluntary basis.

Item 1A. Risk Factors.

These forward-looking statements are based on current expectations and we assume no obligation to update this information. You should carefully consider the risks described below and elsewhere in this annual report before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our common stock is considered speculative and the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

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

As discussed in the Notes to Financial Statements included in this Annual Report on Form 10-K, we incurred a net loss of $48,172 for the period ended June 30, 2008. Since our inception, we have had no revenue and only incurred a net loss. These factors raise substantial doubt whether we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. We have positive working capital, however; there is no assurance that profitable operations, if achieved, can be sustained.

As of June 30, 2008, we had an accumulated deficit of $48,172. We currently have positive working capital, however; there is no assurance that profitable operations, if achieved, can be sustained.

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

We will require funds to develop our products, create a marketing program and address all necessary concerns, as described below in the section entitled “Description of Business.” We anticipate that we may require additional capital to fund our operations for the next twelve months. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to develop and market our product and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

Our operations could be disrupted by the absence for significant periods of one or more of our current or future, if any, executive officers, key employees or a significant number of other employees because of military service. Our current officers and future, if any, employees may be obligated to perform military reserve duty, which could accumulate annually from several days to up to two months in special cases and circumstances. The length of such reserve duty depends, among other factors, on an individual's age and prior position in the army. In addition, if a military conflict or war occurs, these persons could be required to serve in the military for extended periods of time. Any disruption in our operations as the result of military service by key personnel could harm our business.

Risks Relating To Our Common Shares

19. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 65,000,000 shares of common stock, of which 3,726,543 shares are issued and outstanding , and 10,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of an additional 61,273,457 shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our common stock held by our existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

☐	that a broker or dealer approve a person's account for transactions in penny stocks; and
☐	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

☐	obtain financial information and investment experience objectives of the person; and
☐
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

☐	sets forth the basis on which the broker or dealer made the suitability determination; and
☐	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

21. The limited market for our shares will make our stock price more volatile. Therefore, you may have difficulty selling your shares.

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is traded on the Over-The-Counter Bulletin Board. Securities traded on the OTC Bulletin Board typically have low trading volumes. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for our shareholders to sell our common stock. In addition, unlike NASDAQ and the various international stock exchanges, there are few corporate governance requirements imposed on OTC Bulletin Board-traded companies.

22. State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by our prospectus dated February 14, 2008.

Secondary trading in common stock sold in our prospectus dated February 14, 2008 will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

23. The requirements of being a public company may strain our resources and distract our management.

As a public company, we are and will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and , in the future, a report by our independent registered public accountants addressing these assessments.

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

24. Although our internal control over financial reporting was considered effective as of June 30, 2008, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2008 concluded that our internal control over financial reporting was effective. There is however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal controls over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. In the future, if are unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

25. We are subject to the requirement that of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirement in a timely manner the market price of our stock could decline.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2010, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission (SEC) or other regulatory authorities.

26. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

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

27. We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

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

28. If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. As of February 2008, the Securities and Exchange Commission adopted changes to Rule 144, which, shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months , if the Company has filed its required reports..  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Company’s office is located at 55 Hakeshet Street, Reuth, Israel. We are using such space which belongs to David Kaztir, who is a director and an officer of our Company, free of charge. We believe that this space will be sufficient until we open our first facility and need to hire employees.

Item 3. Legal Proceedings.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 25, 2008, our shares of common stock began trading on the Over-the-Counter Bulletin Board under the symbol TODT.OB. Therefore, there was no market for our stock during the year ended June 30, 2008.

On October 2, 2008, the per share closing price of our common stock, as reported by Yahoo! Finance, was $0.85. As of October 2, 2008, there were 44 holders of record of our common stock. As of such date, 3,726,543 common shares were issued and outstanding.

Island Stock Transfer is the registrar and transfer agent for our common shares. Their address is 100 2nd Ave. S., Ste 300N, St. Petersburg, FL 33701, U.S.A., telephone: (727) 289-0010.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

In June 2008, pursuant to the terms of a consulting agreement filed as exhibit 10.1 to our Current Report on Form 8-K on May 30, 2008, we issued 17,267 shares of our common stock to a consultant in consideration for services. The issuance was exempt from registration under Regulation S of the Securities Act of 1933, as amended.

Item 6. Selected financial data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview:

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

On January 30, 2008 we filed a registration statement on Form SB-2 which was declared effective on February 14, 2008. As a result we became a reporting company. On July 25, 2008, our stock began trading on the Over the Counter Bulletin Board under the symbol TODT.OB.

On August 4, 2008, an increase in the authorized number of shares of our common stock from 65,000,000 shares to 160,000,000 shares was approved by a majority of our stockholders.

RESULTS OF OPERATIONS –PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JUNE 30, 2008

We have not generated any revenues, and we have accumulated a deficit of $48,172 since our inception in August 31, 2007 and through June 30, 2008. This deficit is mostly attributable to research and development and general and administrative expenses. We anticipate that our operating expenses will increase as we intend to conduct expanded development of our T.O.D. Cork prototype ready for full commercialization. We estimate our cash expenses in the next twelve months will be approximately $100,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development

Research and development costs for the period of August 31, 2007 (inception) through June 30, 2008 amounted to $9,432. For the next twelve months we estimate that our research and development costs will be approximately $50,000, mainly related to securing our intellectual property rights over our products, completion of the prototype of our T.O.D. Cork and capsules and preparation of our products for full commercialization.

General and Administrative

General and administrative expenses for the period of August 31, 2007 (inception) through June 30, 2008 amounted to $39,436 primarily attributable to expenses in connection with our incorporation, fund raising, registration with the SEC, and being a public traded company. Such expenses included payments to our legal counsel, auditor, transfer agent and Edgar printer. For the next twelve months, we estimate that our cash general and administrative expenses will be approximately $50,000. These expenses will include professional fees, which consist primarily of accounting, and auditing fees for the year-end audit and legal fees for securities advice, and cost of fundraising.

Net Loss

Net loss for the period of August 31, 2007 (inception) to June 30, 2008 was $48,172, resulting from $48,868 of operating expenses offset by interest income of $696. Net loss per share for the same period was $0.01.

Liquidity and Capital Resources

As of June 30, 2008, total current assets were $18,759 and total current liabilities were $12,698. On June 30, 2008, we had a working capital surplus of $6,061 and an accumulated deficit of $48,172. We finance our operations and plan to continue doing so with stock issuances.

Cash and cash equivalents as of June 30, 2008 amounted to $18,592. Cash balances decreased in the period ended June 30, 2008 for the reasons presented below:

Operating activities used cash of $28,461 in the period of August 31, 2007 (inception) to June 30, 2008. Cash used by operating activities in the year ended June 30, 2008 primarily consisted of payments to our consultants, and professional services provided.

No cash was used or generated by investing activities.

Financing activities generated cash in the amount of $47,233 during the period of August 31 2007 (inception) to June 30, 2008, which primarily are the proceeds from the sale of shares of common stock to our founders and investors in the private placement conducted by us from October through December 2007.

During September 2007, we sold 2,000,000 shares of our common stock to three of our founders for total consideration of $20,000. These transactions were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

In December 2007, we issued 544,400 shares of our common stock to 35 investors in a private placement pursuant a private placement relying on the exemption from the registration requirements of the Securities Act provided by Regulations D and S and/or Section 4(2) of the Securities Act. Each non U.S. purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares and the date of the execution and delivery of the subscription agreement for such shares, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid. We filed a registration statement to cover the resale of those shares on January 30, 2008, which was declared effective on February 14, 2008.

Our future success and ability to generate sufficient revenues to support our operation depends on the successful development and commercialization of our T.O.D. Cork. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. We could therefore be required to seek additional financing to pay for our expenses. We may have to borrow funds from time to time. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company has a net loss of $48,172 and net cash used in operations of 28,641 for the period of August 31 [inception] to June 30, 2008. In addition, we have an accumulated deficit during the development stage of $48,172 as of June 30, 2008. At June 30, 2008, due to numerous negative indicators such as a loss from operations, net cash used in operations, and a deficit accumulated during the development stage, there are concerns regarding our ability to continue as a going concern. Our audited financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There can be no assurance, however, that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R,“Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141,“Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements.

Item7A Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this registration statement:

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Financial Statements
June 30, 2008

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheet - As of June 30, 2008	2

Statement of Operations - For the period from August 31, 2007 (inception) to June 30, 2008	3

Statement of Changes in Stockholders’ Equity - For the period from August 31, 2007 (inception) to June 30, 2008	4

Statement of Cash Flows - For the period from August 31, 2007 (inception) to June 30, 2008	5

Notes to Financial Statements	6 - 13

B BERMAN & COMPANY, P.A.
Certified Public Accountants and Consultants

## REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
T.O.D. Taste on Demand Inc.

We have audited the accompanying balance sheet of T.O.D. Taste on Demand Inc. (a development stage company) as of June 30, 2008, and the related statements of operations, changes in stockholders' equity and cash flows for the period from August 31, 2007 (inception) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.O.D. Taste on Demand Inc. (a development stage company) as of June 30, 2008, and the results of its operations and its cash flows for the period from August 31, 2007 (inception) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $48,172 and net cash used in operations of $28,641 for the period ended June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Berman & Company, P.A.

Boca Raton, Florida
September 30, 2008

551 NW 77th Street, Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
*Registered with the PCAOB • Member AICPA Center for Audit Quality*
*Member American Institute of Certified Public Accountants*
*Member Florida Institute of Certified Public Accountants*

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2008

Assets

Current Assets:
Cash	$18,592
Prepaid expense	167
Total Current Assets	18,759

Total Assets	$18,759

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$12,698
Total Current Liabilities	12,698

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.001 par value, 65,000,000 shares authorized;
3,712,257 shares issued and outstanding	3,712
Additional paid-in capital	50,521
Deficit accumulated during the development stage	(48,172)
Total Stockholders' Equity	6,061

Total Liabilities and Stockholders' Equity	$18,759

See accompanying notes to financial statements

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Statement of Operations

For the Period from
August 31, 2007 (inception) to
June 30, 2008

Revenues	$-

Operating Expenses
General and administrative	39,436
Research and development	9,432
Total Operating Expenses	48,868

Loss from Operations	(48,868)

Other Income
Interest income	696
Total Other Income	696

Net Loss	$(48,172)

Net Loss Per Share - Basic and Diluted	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	3,504,371

See accompanying notes to financial statements

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from August 31, 2007 (inception) to June 30, 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 par value		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock for intellectual property - related party ($0.001/share)	1,000,000	$1,000	$-	$-	$1,000

Issuance of common stock to founders for cash ($0.01/share)	2,000,000	2,000	18,000	-	20,000

Issuance of common stock for future services - related party ($0.01/share)	100,000	100	900	-	1,000

Issuance of common stock for cash in a private placement ($0.05/share)	544,400	544	26,689	-	27,233

Issuance of common stock for services ($0.05/share)	50,000	50	2,450	-	2,500

Issuance of common stock for services ($0.14/share)	17,857	18	2,482	-	2,500

Net loss for the period ended June 30, 2008	-	-	-	(48,172)	(48,172)

Balance - June 30, 2008	3,712,257	$3,712	$50,521	$(48,172)	$6,061

See accompanying notes to financial statements

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Statement of Cash Flows

For the Period from
August 31, 2007 (inception) to
June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(48,172)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	1,000
Stock issued for services	5,000
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses	833
Increase (Decrease) in:
Accounts payable	12,698
Net Cash Used In Operating Activities	(28,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	47,233
Net Cash Provided By Financing Activities	47,233

Net Increase in Cash	18,592

Cash - Beginning of Period	-

Cash - End of Period	$18,592

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$-
Interest	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for future services - related party	$1,000

See accompanying notes to financial statements

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

T.O.D. Taste On Demand Inc. (the "Company"), was incorporated in Nevada on August 31, 2007.

The Company is developing a device that will allow drinkers of bottled water to choose one of a few flavors as they pour the water from the bottle into the glass.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

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

A significant estimate in 2008 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2008, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2008, there were no balances that exceeded the federally insured limit.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 31, 2007 (inception) to June 30, 2008, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. For the period from August 31, 2007 (inception) to June 30, 2008, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). For the period from August 31, 2007 (inception) to June 30, 2008, the Company has not issued any stock based compensation to third parties.

Research and Development

The Company expenses all research and development costs as incurred.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At June 30, 2008, the Company did not record any liabilities for uncertain tax positions.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

In December 2007, the FASB issued SFAS 141R,“Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141,“Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $48,172 and net cash used in operations of $28,641 for the period ended June 30, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Stockholders’ Equity

In September 2007, the Company issued an aggregate 1,000,000 shares of common stock, having a fair value of $1,000 ($0.001/share), to its Chairman, CEO and Director for the acquisition of certain intellectual property (“IP”). The IP was received under an assignment agreement pertaining to the product known as "Taste on Demand" to the Company. Pursuant to Staff Accounting Bulletin Topic 5(G),“Transfers of Nonmonetary Assets by Promoters or Shareholders”, the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles. At June 30, 2008, the Company has expensed this stock issuance as a component of research and development.

In September 2007, the Company issued 2,000,000 shares of common stock to its founders for $20,000 ($0.01/share).

In September 2007, the Company issued 100,000 shares of common stock, having a fair value of $1,000 ($0.01/share), based upon the recent cash offering price, to its Director, in consideration for future services. The Company is amortizing the related compensation on a quarterly basis over a one-year period. The Company has expensed $833 for the period from August 31, 2007 (inception) to June 30, 2008, and the remaining $167 is reflected as a prepaid expense.

During October, November and December 2007, the Company issued an aggregate 544,400 shares of common stock to third party investors under a private placement offering for $27,233 ($0.05/share).

In November 2007, the Company issued 10,000 shares of common stock, having a fair value of $500 ($0.05/share), based upon the recent cash offering price, for consulting services.

In February 2008, the Company issued 40,000 shares of common stock, having a fair value of $2,000 ($0.05/share), based upon the recent cash offering price, for consulting services.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

In May 2008, the Company issued 17,857 shares of common stock, having a fair value of $2,500 ($0.14/share), based upon the fair value of the services provided, for consulting services. Under APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties. The exchange of these non-monetary assets did not result in a gain or loss. At June 30, 2008, the Company has expensed this stock issuance as a component of research and development.

Note 4 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $42,339 at June 30, 2008 expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at June 30, 2008 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$14,395
Total deferred tax assets	14,395
Less: valuation allowance	(14,395)
Net deferred tax asset recorded	-

The valuation allowance at August 31, 2007 (inception) was $0. The net change in valuation allowance during the period ended June 30, 2008 was an increase of $14,395. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2008.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

The actual tax benefit differs from the expected tax benefit for the period ended June 30, 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

Expected tax expense (benefit) - Federal	$(16,378)
Stock issued for services	1,983
Change in valuation allowance	14,395
Actual tax expense (benefit)	$-

Note 5 Subsequent Events

In July 2008, the Company issued 14,286 shares of common stock, having a fair value of $2,000 ($0.14/share), based upon the fair value of the services provided, for consulting services.

On August 4, 2008, the Company’s shareholders voted to increase the authorized number of shares of the Company’s common stock from 65,000,000 to 160,000,000 shares effective upon the filing of a certificate of amendment to the Company’s articles of incorporation.  As of the date of this report, the amendment has not yet been filed.
13

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision of the Chief Executive Officer and Principal Financial Officer regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the our Company’s internal control over financial reporting at June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on that assessment under those criteria, management has determined that, at June 30, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information relating to our current directors and officers including their name, age, and business experience.

Name and Business Address	Age	Position

David Katzir 55 Hakeshet Street, Reuth, Israel 91708	49	President, Treasurer and Director

Asael Karfiol 6 Dori Street, Ra’anana, Israel 43398	45	Secretary and Director

David Katzir has been our director and our President, Treasurer and Secretary since our inception in August 2007. Mr. Katzir is an entrepreneur that since 1992 has been involved in the formation of few business ventures, the most successful of which is Exent Technologies Ltd., a leading global market solutions provider for broadband-based monetization of new and existing PC and video games. Between 1988 and 2004, Mr Kaztir was the owner of G.K.A.R. Computers Ltd, an importer and distributor of computers to Israeli businesses and organizations. Mr. Katzir attended Bar Ilan University in Israel studying for a B.A. degree in criminology and psychology.

Asael Karfiol has been our director since our inception in August 2007. Mr. Karfiol has over 20 years of experience in investment, consulting, marketing and operation management. Since 2001untill 2007, Mr. Karfiol had been serving as general partner at Hyperion Israel Venture Partners ("Hyperion Israel"), which was founded as a $73 million investment fund in year 2000 by principals of Hyperion Partners, a leading US firm, to provide start-up companies with financing and strategic guidance based on deep industry experience. Mr. Karfiol was a director in two of Hyperion Israel portfolio companies, Xloom Communications Inc. and Mplicity Ltd., and also served as an observer on the board of directors of cVidya Networks Inc. and Bamboo MediaCasting Inc. Mr. Karfiol received a B.Sc.E.E. Electronics Engineering, Magna Cum Laude from Tel Aviv University in 1985 and an MBA degree, Summa Cum Laude from Tel Aviv University/the University of Pennsylvania at 1990, specializing in marketing and finance.

There are no familial relationship among our directors and officers. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Auditors; Code of Ethics; Financial Expert

Our independent registered public accounting firm is Berman & Company, P.A.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not yet have a “financial expert” on the board or an audit committee or nominating committee.

Item 11. Executive Compensation.

Summary Compensation

During the period from our incorporation on August 31, 2007 through June 30, 2008, David Katzir was our President, Treasurer, Secretary and Director. During such period, Mr. Katzir did not receive any compensation for his services. Additionally, during such period, none of our other officers earned compensation exceeding $100,000 per year.

Since our incorporation on August 31, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on August 31, 2007, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

On September 2, 2007, by action taken by our board of directors and pursuant to the Director Appointment Agreement dated September 1, 2007, we issued 100,000 shares of our common stock to Asael Karfiol, $0.01 per share for the aggregate purchase price of $1,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

David Katzir	2008	0	0	0	0	0	0	0	0
Asael Karfiol	2008	0	0	1,000	0	0	0	1,000	1,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table lists, as of October 2, 2008, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,726,543 issued and outstanding shares of Common Stock. Unless otherwise indicated, the business address of each such person is c/o T.O.D. Taste on Demand Inc., 55 Hakeshet Street, Reuth, Israel.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
David Katzir (1)	1,000,000	(1)	26.83%
Asael Karfiol (2)	100,000		2.68%
KAEYO Investments Ltd. (3)	1,000,000		26.83%
Orit Wolkin	500,000		13.41%
Jue Min Chu	500,000		13.41%
All directors and executive officers as a group (2 individuals)	1,100,000		29.51%

(1)	Our President, Treasurer and Director

(2)	Our Director and Secretary

(3)
KAEYO Investments Ltd. is wholly owned by Mr. Yoel Neeman. Accordingly, Mr. Neeman may be deemed to beneficially own, and exercise sole voting and investment power with respect to, the common stock owned by KAEYO Investments Ltd.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On September 2, 2007, by action taken by our board of directors, we issued 1,000,000 shares of our common stock to David Katzir in consideration for the assignment of all of his rights pertaining to the product known as “Taste on Demand”. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission.

On September 2, 2007, by action taken by our board of directors, we issued 1,000,000 shares of our common stock to Asael Karfiol, a Director of the Company, in consideration for the assignment of all of his rights pertaining to the product known as “Taste on Demand”. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission.

On September 2, 2007, by action taken by our board of directors and pursuant to the Director Appointment Agreement dated September 1, 2007, we issued 100,000 shares of our common stock to Asael Karfiol, $0.01 per share for the aggregate purchase price of $1,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services

The fees for services provided by Berman & Company, P.A. our Independendent Registered Public Accounting Firm to the Company since its inception on August 31, 2007 and until June 30, 2008 were as follows:

	Twelve months ended on June 30, 2008

Audit Fees		$17,000	$

Audit-Related Fees		None

Tax Fees	$	None	$

All Other Fees	$	None	$

Total Fees		$17,000	$

Audit Fees . These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our registration statement on Form SB-2 and the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

SEC rules require that before Berman & Company, P.A., is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

1.	approved by our audit committee; or

2.
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors.

Our board of directors has considered the nature and amount of fees billed by Berman & Company, P.A., and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Berman & Company, P.A.’s independence.

PART IV

Item 15. Exhibits.

Exhibit	Description
3.1***	Certificate of Incorporation of Registrant
3.2***	By-Laws of Registrant
10.1*** 10.2*** 10.3*** 10.4***
Assignment Agreement dated September 1, 2007.
Form of Regulation S Subscription Agreement
Form of Regulation D Subscription Agreement
Director appointment agreement between the Registrant and Asael Karfio dated September 1, 2007

10.5	Consulting Agreement dated May 25, 2008 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on For, 8-K filed on May 30, 2008.
10.6	Consulting Agreement dated July 11, 2008 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on For, 8-K filed on July 16, 2008.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith

*** Incorporated by reference to the corresponding exhibits to the registrant’s registration statement on Form SB-2 filed on January 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.O.D. Taste on Demand Inc.

T.O.D. TASTE ON DEMAND INC.
October 12, 2008

	By:	/s/ David Katzir
	Name:	David Katzir
	Title:	President, Treasurer, and Director (Principal Executive and Financial Officer)

Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David Kaztir
David Katzir, President, Treasurer
(Principal Executive and Financial Officer) and Director
Dated: October 12, 2008

By: /s/ Asael Karfiol
Asael Karfiol, Secretary and Director
Dated: October 12, 2008