Form 10-Q
period 2008-09-30
T.O.D. TASTE ON DEMAND INC
filed 2008-11-13
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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
Yes  ☒   No ☐

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
Yes ☐ No ☒

As of November 4, 2008, 3,726,543 shares of Common Stock, par value $0.001 per share, were outstanding.

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

CONTENTS

Page(s)

Financial Statements:
Balance Sheets - As of September 30, 2008 (Unaudited) and June 30, 2008 (Audited)	F-1

Statement of Operations -
For the Three Months Ended September 30, 2008, for the Period from August 31, 2007 (inception) to September 30, 2007, and for the Period from August 31, 2007 (inception) to September 30, 2008 (Unaudited)
F-2

Statement of Cash Flows -
For the Three Months Ended September 30, 2008, for the Period from August 31, 2007 (inception) to September 30, 2007, and for the Period from August 31, 2007 (inception) to September 30, 2008 (Unaudited)
F-3

Notes to Financial Statements (Unaudited)	F-4 - F-10

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$2,715	$18,592
Prepaid expenses	-	167
Total Current Assets	2,715	18,759

Total Assets	$2,715	$18,759

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$8,868	$12,698
Total Current Liabilities	8,868	12,698

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 160,000,000 shares authorized; 3,726,543 shares issued and outstanding at September 30, 2008; 3,712,257 shares issued and outstanding at June 30, 2008	3,726	3,712
Additional paid-in capital	52,507	50,521
Deficit accumulated during the development stage	(62,386)	(48,172)
Total Stockholders' Equity (Deficit)	(6,153)	6,061

Total Liabilities and Stockholders' Equity (Deficit)	$2,715	$18,759

See accompanying notes to unaudited financial statements

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Period from August 31, 2007 (Inception) to September 30, 2007	For the Period from August 31, 2007 (Inception) to September 30, 2008

Revenues	$-	$-	$-

Operating Expenses
General and administrative	9,788	83	49,224
Research and development	4,500	-	13,932
Total Operating Expenses	14,288	83	63,156

Loss from Operations	(14,288)	(83)	(63,156)

Other Income
Interest income	74	-	770
Total Other Income	74	-	770

Net Loss	$(14,214)	$(83)	$(62,386)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	3,724,835	3,100,000	3,555,850

See accompanying notes to unaudited financial statements

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Period from August 31, 2007 (Inception) to	For the Period from August 31, 2007 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,214)	$(83)	$(62,386)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	-	-	1,000
Stock issued for director's services - related party	-	-	1,000
Stock issued for consulting services	2,000	-	7,000
Changes in operating assets and liabilities:
Decrease in Prepaid expenses	167	83	-
Increase (Decrease) in:
Accounts payable	(3,830)	-	8,868
Net Cash Used In Operating Activities	(15,877)	-	(44,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	47,233
Net Cash Provided By Financing Activities	-	-	47,233

Net Increase (Decrease) in Cash	(15,877)	-	2,715

Cash - Beginning of Period	18,592	-	-

Cash - End of Period	$2,715	$-	$2,715

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for future services - related party	$-	$1,000	$-

See accompanying notes to unaudited financial statements

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended June 30, 2008. The interim results for the period ended September 30, 2008 are not necessarily indicative of results for the full fiscal year.

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
September 30, 2008
(Unaudited)

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2008, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2008 and June 30, 2008, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 31, 2007 (inception) to September 30, 2008, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. For the period from August 31, 2007 (inception) to September 30, 2008, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). For the period from August 31, 2007 (inception) to September 30, 2008, the Company has not issued any stock based compensation to third parties.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Research and Development

The Company expenses all research and development costs as incurred.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, approximates fair value due to the relatively short period to maturity for this instrument.

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
September 30, 2008
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
September 30, 2008
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

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $14,214, net cash used in operations of $15,877 for the three months ended September 30, 2008; and a working capital and stockholders’ deficit of $6,153, and a deficit accumulated during the development stage of $62,386 at September 30, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Stockholders’ Equity (Deficit)

In September 2007, the Company issued an aggregate 1,000,000 shares of common stock, having a fair value of $1,000 ($0.001/share), to its Chairman, CEO and Director for the acquisition of certain intellectual property (“IP”). The IP was received under an assignment agreement pertaining to the product known as "Taste on Demand" to the Company. Pursuant to Staff Accounting Bulletin Topic 5(G),“Transfers of Nonmonetary Assets by Promoters or Shareholders”, the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles. The Company expensed this stock issuance as a component of research and development.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

In September 2007, the Company issued 2,000,000 shares of common stock to its founders for $20,000 ($0.01/share).

In September 2007, the Company issued 100,000 shares of common stock, having a fair value of $1,000 ($0.01/share), based upon the recent cash offering price, to its Director, in consideration for future services. The Company amortized the related compensation on a quarterly basis over a one-year period. The Company has expensed $1,000 for the period from August 31, 2007 (inception) to September 30, 2008.

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

In May 2008, the Company issued 17,857 shares of common stock, having a fair value of $2,500 ($0.14/share), based upon the fair value of the services provided, for consulting services. Under EITF No. 96-18 and APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties. The exchange of these non-monetary assets did not result in a gain or loss. The Company expensed this stock issuance as a component of research and development.

In July 2008, the Company issued 14,286 shares of common stock, having a fair value of $2,000 ($0.14/share), based upon the fair value of the services provided, for consulting services. Under EITF No. 96-18 and APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties. The exchange of these non-monetary assets did not result in a gain or loss. The Company expensed this stock issuance as a component of research and development.

Note 5 Subsequent Events

On November 10, 2008, the Company’s articles of incorporation were amended to change the authorized number of shares of its common stock from 65,000,000 shares to 160,000,000 shares of $0.001 par value, common stock.

In November 2008, the Company completed a private offering to two of its stockholders, pursuant to which it sold an aggregate of 80,000 shares of common stock for $11,200 ($0.14/share).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q (this “Report”), references to the “Company,” “TOD,” “we,” “our” or “us” refer to T.O.D. Taste on Demand Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management’s Discussion and Analysis or Plan of Operations and the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Effective on November 10, 2008, our articles of incorporation have been amended to increase the authorized number of shares of our common stock from 65,000,000 shares to 160,000,000 shares.

Our vision is to develop our products that will become widely accepted in the market. Our growth may be achieved through licensing the technology, or direct manufacturing and distribution of our products. Therefore we plan to focus in the coming months on the development of the T.O.D. Cork and the application for flavoring water through capsules. We will aim to create a prototype of the T.O.D. Cork as well as the required capsules in four flavors within 6 months. As soon as we create a first prototype we plan to evaluate distribution methods and geographical markets and explore the following options in order to generate revenue: getting into manufacturing and distribution of our products or licensing the technology to companies such as beverages, and mineral water producers.

Results of Operations

We have not had any revenues from operations since our inception on August 31, 2007. We have accumulated a net loss of $14,214, for the three months ended September 30, 2008 and $62,386 for the period from August 31, 2007 (inception) to September 30, 2008 compared with $83 for the period from August 31, 2007 (inception) to September 30, 2007. This negative cash flow is mostly attributable to our operating expenses which amounted to $14,288 for the three months ended September 30, 2008, $63,156 for the period from August 31, 2007 (inception) to September 30, 2008 compared with $83 for the period from August 31, 2007 (inception) to September 30, 2007. During the 3 months ended September 30, 2008, our operating expenses were attributed to general and administrative expenses, mainly in connection with payment for accounting, printer services, transfer agent and legal fees and research and development fees, mainly in connection with the development of a prototype for our T.O.D. Cork and protection of our related intellectual property rights. Since inception and until September 30, 2008, we spent $49,224 in general and administrative expenses, including but not limited to, expenses related to our formation, audit and legal fees and $13,932 in research and development We anticipate that our research and development related expenses will increase as we intend to develop the T.O.D. Cork along with its first application that is designed to flavor water.

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $2,715, compared with $18,592 that we had as of June 30, 2008. Our cash is not sufficient to provide for the basic operation expenses and maintenance costs for the next 12 months. On November 10, 2008, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 80,000 shares of our common stock, par value $0.001 to two of our existing shareholders, for the purchase price of $0.14 per share for aggregate consideration of $11,200. This amount will allow us to cover our expenses through the end of the fiscal quarter ended December 31, 2008.

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

Going Concern Consideration

The Company had a net loss of $14,214 and net cash used in operating activities of $15,877 for the three months ended September 30, 2008. In addition, we have an accumulated deficit during the development stage of $62,386 as of September 30, 2008. At September 30, 2008, due to numerous negative indicators such as a loss from operations, net cash used in operations, and a deficit accumulated during the development stage, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007 and the audited financial statements included in our Annual Report for the fiscal year ended June 30, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

There have been no material changes to the risks to our business described in our Registration Statement on Form SB-2 and Annual Report on Form 10-K, for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on January 30, 2008 and October 14, 2008, respectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2008, pursuant to the terms of a consulting agreement filed as exhibit 10.1 to our Current Report on Form 8-K on July 16, 2008, we issued 14,286 shares of our common stock to a consultant in consideration for services. The issuance was exempt from registration under Regulation S of the Securities Act of 1933, as amended (the “Act”).

On November 10, 2008, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 80,000 shares of our common stock, par value $0.001 to Kaeyo Investments Ltd and Orit Wolkin, two of our existing shareholders, for the purchase price of $0.14 per share or the aggregate consideration of $11,200. As a result of such investment, as of November 10, 2008, Kaeyo Investments Ltd. owns 1,040,000 shares, or 27.32% of our issued and outstanding shares, and Orit Wolkin owns 540,000 shares, or 14.18%.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 4, 2008, the Company received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holders of 2,000,000 (representing 53.6%) of the issued and outstanding shares of our Common Stock. The Written Consent adopted the following resolution, which authorized the Company to amend the Company’s Articles of Incorporation for the purpose of increasing the number of authorized shares of common stock from 65,000,000 shares, par value $0.001 per share, to 160,000,000 shares, par value $0.001 per share.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Composite Copy of the Company's Articles of Incorporation as amended on November 10, 2008.

10.1	Consulting Agreement dated as of July 11, 2008 (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed on July 16, 2008).

31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.O.D. TASTE ON DEMAND INC.
November 12, 2008

	By:	/s/ David Katzir
	Name:	David Katzir
	Title:	President, Treasurer, and Director (Principal Executive and Financial Officer)