Form 10-Q
period 2008-12-31
T.O.D. TASTE ON DEMAND INC
filed 2009-02-17
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.

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
Yes  ☐ No ☒

As of February 7, 2009, 3,806,543 shares of Common Stock, par value $0.001 per share, were outstanding.

Table of Contents

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

T.O.D. TASTE ON DEMAND INC.
 (A Development Stage Company)
Financial Statements
December 31, 2008
(Unaudited)

CONTENTS

Page(s)

Financial Statements:

Balance Sheets - As of December 31, 2008 (Unaudited) and June 30, 2008 (Audited)	1

Statements of Operations -
For the Three Months Ended December 31, 2008 and 2007, the Six Months
Ended December 31, 2008, for the Period from August 31, 2007 (inception)
to December 31, 2007, and for the Period from August 31, 2007 (inception)
to December 31, 2008 (Unaudited)	2

Statements of Cash Flows -
For the Six Months Ended December 31, 2008, for the Period from
August 31, 2007 (inception) to December 31, 2007, and for the
Period from August 31, 2007 (inception) (Unaudited)	3

Notes to Financial Statements (Unaudited)	4 - 7

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$3,094	$18,592
Prepaid expenses	-	167
Total Current Assets	3,094	18,759

Total Assets	$3,094	$18,759

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$6,337	$12,698
Accounts payable - related party	1,050	-
Total Current Liabilities	7,387	12,698

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 160,000,000 shares authorized;
3,806,543 and 3,712,257 shares issued and outstanding	3,806	3,712
Additional paid-in capital	63,627	50,521
Deficit accumulated during the development stage	(71,726)	(48,172)
Total Stockholders' Equity (Deficit)	(4,293)	6,061
Total Liabilities and Stockholders' Equity(Deficit)	$3,094	$18,759

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Six	For the Period from
	For the Three Months Ended		Months Ended	August 31, 2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	6,858	17,147	16,646	17,230	56,082
Research and development	2,500	4,432	7,000	4,432	16,432
Total Operating Expenses	9,358	21,579	23,646	21,662	72,514

Loss from Operations	(9,358)	(21,579)	(23,646)	(21,662)	(72,514)

Other Income
Interest income	17	226	92	226	787
Total Other Income	17	226	92	226	787

Net Loss	$(9,340)	$(21,353)	$(23,554)	$(21,436)	$(71,726)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	3,770,021	3,267,135	3,747,428	3,175,216	3,581,946

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six	For the Period from
	Months Ended	August 31, 2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23,554)	$(21,436)	$(71,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for intellectual property - related party	-	1,000	1,000
Stock issued for future services - related party	-	1,000	1,000
Stock issued for consulting services	2,000	500	7,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	167	(667)	-
Increase (Decrease) in accounts payable and accounts payable - related party	(5,311)	9,575	7,387
Net Cash Used In Operating Activities	(26,698)	(10,028)	(55,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,200	47,233	58,433
Net Cash Provided By Financing Activities	11,200	47,233	58,433

Net Increase (Decrease) in Cash	(15,498)	37,205	3,094

Cash - Beginning of Period	18,592	-	-

Cash - End of Period	$3,094	$37,205	$3,094

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

 See accompanying notes to unaudited financial statements

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended June 30, 2008. The interim results for the period ended December 31, 2008 are not necessarily indicative of results for the full fiscal year.

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

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2008 and June 30, 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008 and June 30, 2008, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 31, 2007 (inception) to December 31, 2008, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees are recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.

Research and Development

The Company expenses all research and development costs as incurred.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accounts payable – related party, approximate fair value due to the relatively short period to maturity for these instruments.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Recent Accounting Pronouncements

Accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption. No additional new pronouncements are applicable at December 31, 2008.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $23,554 and net cash used in operations of $26,698 for the six months ended December 31, 2008, and a working capital deficit of $4,293, and a deficit accumulated during the development stage of $71,726 at December 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues.

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

Note 4 Stockholders’ Equity (Deficit)

In September 2007, the Company issued an aggregate 1,000,000 shares of common stock, having a fair value of $1,000 ($0.001/share), to its Chairman, CEO and Director for the acquisition of certain intellectual property (“IP”). The IP was received under an assignment agreement pertaining to the product known as "Taste on Demand" to the Company. Pursuant to Staff Accounting Bulletin Topic 5(G), “Transfers of Nonmonetary Assets by Promoters or Shareholders”, the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles. The Company expensed this stock issuance as a component of research and development.

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
December 31, 2008
(Unaudited)

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

On November 10 2008, the Company completed a private offering to sell 80,000 shares of common stock for $11,200 ($0.14/share).

On November 10, 2008, the Company’s articles of incorporation were amended to change the authorized number of shares of its common stock from 65,000,000 shares to 160,000,000 shares of $0.001 par value, common stock.

Note 5 Subsequent events

On February 9, 2009, the Company issued 7,500 shares of common stock to settle accounts payable with a related party stockholder. The shares had a fair value of $1,050 ($0.14/share), based upon the quoted closing trading price. There was no gain or loss associated with this stock issuance.

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise. Further information on potential factors that could affect our business is described under the heading “Risk Related to Our Business” in Part I, Item 1, “Description of Business” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Our vision is to develop our products that will become widely accepted in the market. Our growth may be achieved through licensing the technology, or direct manufacturing and distribution of our products. Therefore we plan to focus in the coming months on the development of the T.O.D. Cork and the application for flavoring water through capsules. We are working on the creation of a prototype of the T.O.D. Cork as well as the required capsules in four flavors.

As disclosed in our Current Report on Form 8-K filed on February 12, 2009, on February 7, 2009, we entered into a sole distribution agreement (“Agreement”) with a certain distributor, under which the distributor was granted with an exclusive right to distribute our T.O.D Cork product in South America, and under certain circumstances, outside of this territory if the sale is made through a certain specific distribution channel. Pursuant to the terms of the Agreement, the distributor shall be responsible for the development of a prototype of the product, as well as the promotion, marketing and sales of the product in South America and shall pay us US$0.07 per each product sold during the term of the Agreement. Under the Agreement, the distributor is committed to sell certain minimum quantities (the “Quantities”) commencing nine months after the date of the Agreement. The Quantities are not payment guarantees and failure to sell the Quantities will only entitle us to terminate the Agreement.

As soon as we create a first prototype we plan to evaluate additional distribution methods and geographical markets and explore the following options in order to generate revenue: getting into manufacturing and distribution of our products or licensing the technology to companies such as beverages, and mineral water producers.

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2007.

We have not had any revenues from operations since our inception on August 31, 2007. We have accumulated a net loss of $9,340, for the three months ended December 31, 2008 and $23,554 for the six months ended December 31, 2008 compared with $21,353 for the three months ended December 31, 2007 and $21,436 for the period from August 31, 2007 (inception) to December 31, 2007. This negative cash flow is mostly attributable to our operating expenses which amounted to $9,358 for the three months ended December 31, 2008, and $23,646 for the six months ended December 31, 2008 compared with $21,579 for the three months ended December 31, 2007 and $21,662 for the period from August 31, 2007 (inception) to December 31, 2007.

Research and Development

Research and development expenses for the three months ended December 31, 2008 decreased to $2,500 from $4,432 for the three month ended December 31, 2007. Research and development expenses for the six months ended December 31, 2008 were $7,000 compared with $4,432 for the period from August 31, 2007 (inception) to December 31, 2007. Research and development costs in the six months ended December 31, 2008 were attributed mainly to payment to consultants in connection with development of our T.O.D. Cork. We anticipate that our research and development related expenses will increase as we intend to develop the T.O.D. Cork along with its first application that is designed to flavor water.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2008 decreased to $6,858 from $17,147 for the three months ended December 31, 2007. General and administrative expenses for the six months ended December 31, 2008 were $16,646 compared with $17,230 for the period from August 31, 2007 (inception) to December 31, 2007. General and administrative expenses in the six months ended December 31, 2008 were attributed mainly to auditor fees in relation to the audit of our annual report for the year ended June 30, 2008 and review of our quarterly report for the quarter ended September 30, 2008 as well as to legal fees, patent related fees, printer fees and fees paid to other service providers.

Liquidity and Capital Resources

As of December 31, 2008, total current assets were $3,094 and total current liabilities were $7,387. On December 31, 2008, we had a working capital deficit of $4,293 and an accumulated deficit of $71,726. To date, we have financed our operations with stock issuances.

As of December 31, 2008, we had cash of $3,094 compared with $18,592 that we had as of June 30, 2008. Our cash is not sufficient to provide for the basic operation expenses and maintenance costs for the next 12 months. On November 10, 2008, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 80,000 shares of our common stock, par value $0.001 to two of our existing shareholders, for the purchase price of $0.14 per share for aggregate consideration of $11,200.

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

Going Concern Consideration

We had a net loss of $23,554 and net cash used in operating activities of $26,698 for the six months ended December 31, 2008. In addition, we have an accumulated deficit during the development stage of $71,726 as of December 31, 2008. At December 31, 2008, due to numerous negative indicators such as a loss from operations, net cash used in operations, and a deficit accumulated during the development stage, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007 and the audited financial statements included in our Annual Report for the fiscal year ended June 30, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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
February 17, 2009

	By:	/s/ David Katzir
	Name:	David Katzir
	Title:	President, Treasurer, and Director (Principal Executive and Financial Officer)