Form 10-Q
period 2009-03-31
T.O.D. TASTE ON DEMAND INC
filed 2009-05-15
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number:   333-148928

T.O.D. TASTE ON DEMAND INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-3255056
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ ( (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 12, 2009, 3,821,543 shares of Common Stock, par value $0.001 per share, were outstanding.

Table of Contents

Item No.	Description	Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

T.O.D. TASTE ON DEMAND INC.
 (A Development Stage Company)
Financial Statements
March 31, 2009
(Unaudited)

1

CONTENTS

Page(s)

Financial Statements:

Balance Sheets - As of March 31, 2009 (Unaudited) and June 30, 2008 (Audited)	1

Statements of Operations -

For the Three Months Ended March 31, 2009 and 2008, the Nine Months Ended March 31, 2009, for the Period from August 31, 2007 (inception) to March 31, 2008, and for the Period from August 31, 2007 (inception) to March 31, 2009 (Unaudited)	2

Statements of Cash Flows -

For the Nine Months Ended March 31, 2009, for the Period from August 31, 2007 (inception) to March 31, 2008, and for the Period from August 31, 2007 (inception) to March 31, 2009	3

Notes to Financial Statements (Unaudited)	4 - 9

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2009	June 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$1,185	$18,592
Prepaid expenses	-	167
Total Current Assets	1,185	18,759

Total Assets	$1,185	$18,759

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$11,612	$12,698
Total Current Liabilities	11,612	12,698

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 160,000,000 shares authorized;
3,821,543 and 3,712,257 shares issued and outstanding	3,821	3,712
Additional paid-in capital	65,712	50,521
Deficit accumulated during the development stage	(79,960)	(48,172)
Total Stockholders' Equity (Deficit)	(10,427)	6,061

Total Liabilities and Stockholders' Equity (Deficit)	$1,185	$18,759

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Nine	For the Period from
	For the Three Months Ended		Months Ended	August 31, 2007 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	4,736	5,427	21,382	22,657	60,818
Research and development	3,500		10,500	4,432	19,932
Total Operating Expenses	8,236	5,427	31,882	27,089	80,750

Loss from Operations	(8,236)	(5,427)	(31,882)	(27,089)	(80,750)

Other Income
Interest income	2	310	94	536	790
Total Other Income	2	310	94	536	790

Net Loss	$(8,234)	$(5,117)	$(31,788)	$(26,553)	$(79,960)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	3,814,043	3,654,400	3,769,309	2,735,119	3,618,086
See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine	For the Period from
	Months Ended	August 31, 2007 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(31,788)	$(26,553)	$(79,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for intellectual property - related party	-	1,000	1,000
Stock issued for future services - related party	-	1,000	1,000
Stock issued for consulting services	2,000	500	7,000
Changes in operating assets and liabilities:		-
(Increase) Decrease in prepaid expenses	167	(417)	-
Increase (Decrease) in accounts payable and accounts payable - related party	(36)	6,000	12,662
Net Cash Used In Operating Activities	(29,657)	(18,470)	(58,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - related parties	12,250	20,000	32,250
Proceeds from issuance of common stock	-	27,233	27,233
Net Cash Provided By Financing Activities	12,250	47,233	59,483

Net Increase (Decrease) in Cash	(17,407)	28,763	1,185

Cash - Beginning of Period	18,592	-	-

Cash - End of Period	$1,185	$28,763	$1,185

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued to settle accounts payable - related party	$-	$-	$1,050
See accompanying notes to unaudited financial statements

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended June 30, 2008. The interim results for the period ended March 31, 2009 are not necessarily indicative of results for the full fiscal year.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2009 and June 30, 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2009 and June 30, 2008, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 31, 2007 (inception) to March 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

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
March 31, 2009
(Unaudited)

Research and Development

The Company expenses all research and development costs as incurred.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $31,788 and net cash used in operations of $29,657 for the nine months ended March 31, 2009; and a working capital and stockholders’ deficit of $10,427 and a deficit accumulated during the development stage of $79,960 at March 31, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.

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
March 31, 2009
(Unaudited)

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

On November 10, 2008, the Company completed a private offering to related party stockholders to sell 80,000 shares of common stock for $11,200 ($0.14/share).

On November 10, 2008, the Company’s articles of incorporation were amended to change the authorized number of shares of its common stock from 65,000,000 shares to 160,000,000 shares of $0.001 par value, common stock.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

On February 9, 2009, the Company issued 7,500 shares of common stock to settle accounts payable with a related party stockholder.  The shares had a fair value of $1,050 ($0.14/share), based upon the quoted closing trading price.  There was no gain or loss associated with this stock issuance.

On February 19, 2009, the Company completed a private offering with a related party stockholder to sell 7,500 shares of common stock for $1,050 ($0.14/share).

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

RESULTS OF OPERATIONS –THREE AND NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008 AND THE PERIOD FROM AUGUST 31, 2007 [INCEPTION] TO MARCH 31, 2008.

We have not had any revenues from operations since our inception on August 31, 2007. We have accumulated a net loss of $8,234, for the three months ended March 31, 2009 and $31,788 for the nine months ended March 31, 2009 compared with $5,117 for the three months ended March 31, 2008 and $26,553 for the period from August 31, 2007 (inception) to March 31, 2008. This negative cash flow is mostly attributable to our operating expenses (that consist of research and development costs and general administrative costs as more detailed below) which amounted to $8,236 for the three months ended March 31, 2009, and $31,882 for the nine months ended March 31, 2009 compared with $5,427 for the three months ended March 31, 2008 and $27,089 for the period from August 31, 2007 (inception) to March 31, 2008.

Research and Development

Research and development expenses for the three months ended March 31, 2008 increased to $3,500 from $0 for the three months ended March 31, 2009. Research and development expenses for the nine months ended March 31, 2009 were $10,500 compared with $4,432 for the period from August 31, 2007 (inception) to March 31, 2008. Research and development costs for the nine months ended March 31, 2009 were attributed mainly to payment to consultants in connection with development of our T.O.D. Cork. We anticipate that our research and development related expenses will increase as we intend to develop the T.O.D. Cork along with its first application that is designed to flavor water.

2

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 decreased to $4,736 from $5,427 for the three months ended March 31, 2008. General and administrative expenses for the nine months ended March 31, 2009 were $21,382 compared with $22,657 for the period from August 31, 2007 (inception) to March 31, 2008. General and administrative expenses in the nine months ended March 31, 2009 were attributed mainly to auditor fees in relation to the audit of our annual report for the year ended June 30, 2008 and review of our quarterly reports for the quarter ended September 30, 2008 and December 31, 2008 as well as legal fees, patent fees, printer fees and fees paid to other service providers.

Liquidity and Capital Resources

As of March 31, 2009, total current assets were $1,185 and total current liabilities were $11,612. On March 31, 2009, we had a working capital deficit of $10,427 and an accumulated deficit of $79,960. We finance our operations and plan to continue doing so with stock issuances.

As of March 31, 2009, we had cash of $1,185 compared with $18,592 that we had as of June 30, 2008. Our cash is not sufficient to provide for the basic operation expenses and maintenance costs for the next 12 months. During February of 2009, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 15,000 shares of our common stock, par value $0.001 to two of our existing shareholders, for the purchase price of $0.14 per share for aggregate consideration of $2,100.

Our future success and ability to generate sufficient revenues to support our operation depends on the successful development and commercialization of our T.O.D. Cork. We expect to incur a minimum of $80,000 in expenses during the next twelve months of operations. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. We would therefore be required to seek additional financing to pay for our expenses. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

We had a net loss of $31,788 and net cash used in operating activities of $29,657 for the nine months ended March 31, 2009. In addition, we have an accumulated deficit during the development stage of $79,960 as of March 31, 2009. At March 31, 2009, due to numerous negative indicators such as a loss from operations, net cash used in operations, and a deficit accumulated during the development stage, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007 and the audited financial statements included in our Annual Report for the fiscal year ended June 30, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

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

3

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

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2009, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 15,000 shares of our common stock, par value $0.001 to Kaeyo Investments Ltd and Orit Wolkin, two of our existing shareholders, for the purchase price of $0.14 per share or the aggregate consideration of $2,100. As a result of such investment, as of the date of this report, Kaeyo Investments Ltd. owns 1,047,500 shares, or 27.41% of our issued and outstanding shares, and Orit Wolkin owns 547,500 shares, or 14.32%.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.O.D. TASTE ON DEMAND INC.

May 15, 2009	By:	/s/ David Katzir
	Name:	David Katzir
	Title:	President, Treasurer, and Director (Principal
Executive and Financial Officer)

5