Form 10-K
period 2009-06-30
T.O.D. TASTE ON DEMAND INC
filed 2009-09-23
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Registrant's telephone number: 011 -972 8 9263001

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $214,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,857,257 as of September 10, 2009.

TABLE OF CONTENTS

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

Our financial statements are stated in thousands United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP) .

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

On May 25, 2008, we entered into a consulting agreement in connection with the development of prototypes of special candies in different flavors to be located in the T.O.D. special cork that is currently being developed by us and that is intended to be an add-on to bottled water and through which water would run and absorb the flavors of such candies. On July 11, 2008, we entered into a consulting agreement in connection with the development of a functional prototype product capable of threading the neck of mineral water bottles on the one hand, enabling their closure by corresponding screw-on bottle caps on the other hand, having such product contain a number of cells for the storage of semi-hard “candies” containing flavor essences to be added to the mineral water. The development of the cork first prototype has been completed and we are now working on the development of the above described special candies in order to have a full functioning prototype that we can use.

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

Research and Development

We have spent on research and development $11,072 during the fiscal year ended June 30, 2009 and $9,432 during the period from August 31, 2007 [inception] to June 30, 2008. All of our research and development is conducted using external consultants.

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

As discussed in the Notes to Financial Statements included in this Annual Report on Form 10-K, we incurred a net loss of $38,715 for the period ended June 30, 2009. Since our inception, we have had no revenue and only incurred a net loss. These factors raise substantial doubt whether we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. We have positive working capital, however; there is no assurance that profitable operations, if achieved, can be sustained.

As of June 30, 2009, we had an accumulated deficit of $86,887. We currently have negative working capital, however; there is no assurance that profitable operations, if achieved, can be sustained.

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

Our directors and officers have control over approximately 28% of the issued and outstanding shares of our common stock. The future prospect of sales of significant amounts of shares held by Mr. Kaztir and Mr. Karfiol could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Our Certificate of Incorporation authorizes the issuance of 160,000,000 shares of common stock, of which 3,857,257shares are issued and outstanding , and 10,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of an additional 156,142,743 shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our common stock held by our existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

24. Although our internal control over financial reporting was considered effective as of June 30, 2009, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2009 concluded that our internal control over financial reporting was effective. There is however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal controls over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. In the future, if are unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 25, 2008, our shares of common stock began trading on the Over-the-Counter Bulletin Board under the symbol TODT.OB. Therefore, there was no market for our stock during the year ended June 30, 2008. The following table sets forth, for the periods indicated, the high and low bid prices for each quarter within the fiscal year ended June 30, 2009  as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year 2008	High	Low
July 25-September 30, 2008	$1.10	$0.85
Second Quarter	$0.85	$0.10
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.10	$0.10

.As of June 30, 2009, there were 48 holders of record of our common stock. As of such date, 3,857,257 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

On May 24, 2009, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 35,714 shares of our common stock, par value $0.001 to to Kaeyo Investments Ltd and Orit Wolkin, two of our existing shareholders, for the purchase price of $0.14 per share for aggregate consideration of $5,000.

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

RESULTS OF OPERATIONS –FISCAL YEAR ENDED JUNE 30, 2009 COMPARED WITH PERIOD FROM AUGUST 31 , 2007 (INCEPTION) TO JUNE 30, 2008

We have not generated any revenues, and we have accumulated a deficit of $86,887 since our inception in August 31, 2007 and through June 30, 2009. This deficit is mostly attributable to research and development and general and administrative expenses. We anticipate that our operating expenses will increase as we intend to conduct expanded development of our T.O.D. Cork prototype ready for full commercialization. We estimate our cash expenses in the next twelve months will be approximately $80,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development

Research and development costs for the year ended June 30, 2009 amounted to $11,072 compared with $9,432 for the period of August 31, 2007 (inception) through June 30, 2008. For the next twelve months we estimate that our research and development costs will be approximately $30,000, mainly related to securing our intellectual property rights over our products, completion of the prototype of our T.O.D. Cork capsules and preparation of our products for full commercialization.

General and Administrative

General and administrative expenses for the year ended June 30, 2009 amounted to $27,737 compared with $39,436 for the period of August 31, 2007 (inception) through June 30, 2008. Such expenses included payments to our legal counsel, auditor, transfer agent and Edgar printer. For the next twelve months, we estimate that our cash general and administrative expenses will be approximately $50,000. These expenses will include professional fees, which consist primarily of accounting, and auditing fees for the year-end audit and legal fees for securities advice, and cost of fundraising.

Net Loss

Net loss for the year ended June 30, 2009 was $38,715 compared with $48,172 for the period of August 31, 2007 (inception) to June 30, 2008. .Net loss for the year ended June 30, 2009 resulted from $38,809 of operating expenses offset by interest income of $94. Net loss per share for both the year ended June 30, 2009, and the period of August 31, 2007 (inception) to June 30, 2008.was $0.01.

Liquidity and Capital Resources

As of June 30, 2009, total current assets were $530 and total current liabilities were $12,884. On June 30, 2009, we had a working capital deficit of $12,354 and an accumulated deficit of $86,887. We finance our operations and plan to continue doing so with stock issuances and debt.

Cash and cash equivalents as of June 30, 2009 amounted to $530, a decrease of $18,062 from the amount of cash and cash equivalents as of June 30, 2008.

Operating activities used cash of $38,384 in the year ended June 30, 2009. Cash used by operating activities in the year ended June 30, 2009 primarily consisted of payments to our consultants, and professional services provided.

No cash was used or generated by investing activities.

Financing activities generated cash in the amount of $20,322 during the year ended June 30, 2009, which primarily are the proceeds from the sale of shares of common stock private placements conducted by us from November 2008 through May 2009.

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

On November 10, 2008, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 80,000 shares of our common stock, par value $0.001 to two of our existing shareholders, for the purchase price of $0.14 per share for aggregate consideration of $11,200. During February 2009, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 15,000 shares of our common stock, par value $0.001 to two of our existing shareholders, for the purchase price of $0.14 per share for aggregate consideration of $2,100. On May 24, 2009, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 35,714 shares of our common stock, par value $0.001 to two of our existing shareholders, for the purchase price of $0.14 per share for aggregate consideration of $5,000.

Our future success and ability to generate sufficient revenues to support our operation depends on the successful development and commercialization of our T.O.D. Cork and related capsules. We expect to incur a minimum of $80,000 in expenses during the next twelve months of operations to cover our expenses related to the development and commercialization of the T.O.D. Cork as well as to cover for our public company related expenses. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. We could therefore be required to seek additional financing to pay for our expenses. We may have to borrow funds from time to time. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company has a net loss of $38,715 and net cash used in operations of 38,384 for the period year ended June 30, 2009. In addition, we have an accumulated deficit during the development stage of $86,887 as of June 30, 2009. At June 30, 2009, due to numerous negative indicators such as a loss from operations, net cash used in operations, and a deficit accumulated during the development stage, there are concerns regarding our ability to continue as a going concern. Our audited financial statements included in this report, the audited financial statements included in our annual report on Form 10-K for the year ended June 30, 2008, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There can be no assurance, however, that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

The following audited consolidated financial statements are filed as part of this registration statement:

T.O.D. TASTE ON DEMAND INC.
 (A Development Stage Company)
Financial Statements
June 30, 2009 and 2008

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets - As of June 30, 2009 and June 30, 2008	2

Statements of Operations -
For the year ended June 30, 2009, the period from August 31, 2007 (inception) to June 30, 2008 and for the period from August 31, 2007 (inception) to June 30, 2009	3

Statements of Changes in Stockholders’ Equity (Deficit) -
For the year ended June 30, 2009, the period from August 31, 2007 (inception) to June 30, 2008 and for the period from August 31, 2007 (inception) to June 30, 2009	4

Statements of Cash Flows –
For the year ended June 30, 2009, the period from August 31, 2007 (inception) to June 30, 2008 and for the period from August 31, 2007 (inception) to June 30, 2009	5

Notes to Financial Statements	6 - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
T.O.D. Taste on Demand Inc.

We have audited the accompanying balance sheets of T.O.D. Taste on Demand Inc. (a development stage company) as of June 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended June 30, 2009, the period from August 31, 2007 (inception) to June 30, 2008, and for the period from August 31, 2007 (inception) to June 30, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.O.D. Taste on Demand Inc. (a development stage company) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended June 30, 2009, the period from August 31, 2007 (inception) to June 30, 2008 and for the period from August 31, 2007 (inception) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss of $38,715 and net cash used in operations of $38,384 for the year ended June 30, 2009, and a working capital deficit of $12,354, a deficit accumulated during the development stage of $86,887 and a stockholders’ deficit of $12,354 at June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
September 21, 2009

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Balance Sheets

	June 30,
	2009	2008

Assets
Current Assets:
Cash	$530	$18,592
Prepaid expense	-	167
Total Current Assets	530	18,759

Total Assets	$530	$18,759

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$9,812	$12,698
Loan payable - related party	3,072	-
Total Current Liabilities	12,884	12,698

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 160,000,000 shares authorized; 3,857,257 and 3,712,257 shares issued and outstanding	3,857	3,712
Additional paid-in capital	70,676	50,521
Deficit accumulated during the development stage	(86,887)	(48,172)
Total Stockholders' Equity (Deficit)	(12,354)	6,061

Total Liabilities and Stockholders' Equity (Deficit)	$529	$18,759

See accompanying notes to financial statements

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Statements of Operations

		For the Period from
	For the Year Ended	August 31, 2007 (inception) to June 30
	June 30, 2009	2008	2009

Revenues	$-	$-	$-

Operating Expenses
General and administrative	27,737	39,436	67,173
Research and development	11,072	9,432	20,504
Total Operating Expenses	38,809	48,868	87,677

Loss from Operations	(38,809)	(48,868)	(87,677)

Interest Income	94	696	790

Net Loss	$(38,715)	$(48,172)	$(86,887)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the year/period - basic and diluted	3,785,596	3,504,371	3,658,265

See accompanying notes to financial statements

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Year Ended June 30, 2009, the Period from August 31, 2007 (inception) to June 30, 2008 and for the Period from August 31, 2007 (inception) to June 30, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 par value		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Issuance of common stock for intellectual property - related party ($0.001/share)	1,000,000	$1,000	$-	$-	$1,000

Issuance of common stock to founders for cash ($0.01/share)	2,000,000	2,000	18,000	-	20,000

Issuance of common stock for future services - related party ($0.01/share)	100,000	100	900	-	1,000

Issuance of common stock for cash in a private placement ($0.05/share)	544,400	544	26,689	-	27,233

Issuance of common stock for services ($0.05/share)	50,000	50	2,450	-	2,500

Issuance of common stock for services ($0.14/share)	17,857	18	2,482	-	2,500

Net loss for the period ended June 30, 2008	-	-	-	(48,172)	(48,172)

Balance - June 30, 2008	3,712,257	3,712	50,521	(48,172)	6,061

Issuance of common stock for services ($0.14/share)	14,286	14	1,986	-	2,000

Issuance of common stock for cash in a private placement ($0.14/share)	123,214	123	17,127	-	17,250

Issuance of common stock to settle accounts payable - related party ($0.14/share)	7,500	8	1,042	-	1,050

Net loss for the year ended June 30, 2009	-	-	-	(38,715)	(38,715)

Balance - June 30, 2009	3,857,257	$3,857	$70,676	$(86,887)	$(12,354)

See accompanying notes to financial statements

T.O.D. Taste On Demand Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the Period from
	For the Year Ended	August 31, 2007 (inception) to June 30,
	June 30, 2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(38,715)	$(48,172)	$(86,887)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	-	1,000	1,000
Stock issued for services	2,000	5,000	7,000
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expense	167	833	1,000
Increase (Decrease) in:
Accounts payable	(1,836)	12,698	10,862
Net Cash Used In Operating Activities	(38,384)	(28,641)	(67,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related party	3,072	-	3,072
Proceeds from issuance of common stock	17,250	47,233	64,483
Net Cash Provided By Financing Activities	20,322	47,233	67,555

Net Increase (Decrease) in Cash	(18,062)	18,592	530

Cash - Beginning of Year/Period	18,592	-	-

Cash - End of Year/Period	$530	$18,592	$530

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for future services - related party	$-	$1,000	$-
Stock issued to settle accounts payable - related party	$1,050	$-	$1,050

See accompanying notes to financial statements

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

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

A significant estimate in 2009 and 2008 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2009 and 2008, respectively, the Company had no cash equivalents.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At June 30, 2009 and 2008, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 31, 2007 (inception) to June 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Research and Development

The Company expenses all research and development costs as incurred.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At June 30, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and loans payable – related party, approximate fair value due to the relatively short period to maturity for these instruments.

Segment Information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

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
June 30, 2009

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $38,715 and net cash used in operations of $38,384 for the year ended June 30, 2009, and a working capital deficit of $12,354, a deficit accumulated during the development stage of $86,887 and a stockholders’ deficit of $12,354 at June 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.

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

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

Note 3 Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company has established a valuation allowance to reflect the likelihood of the realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $79,000 at June 30, 2009, expiring through 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at June 30, 2009 and 2008 are approximately as follows:

	2009	2008
Gross deferred tax assets:
Net operating loss carryforwards	$(27,000)	$(14,000)
Total deferred tax assets	27,000	14,000
Less: valuation allowance	(27,000)	(14,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at June 30, 2008 was approximately $14,000. The net change in valuation allowance during the year ended June 30, 2009 was an increase of approximately $13,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2009.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

The actual tax benefit differs from the expected tax benefit for the period ended June 30, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	2009	2008

Expected tax expense (benefit) – Federal	$(13,000)	$(16,000)
Non-deductible stock compensation	1,000	2,000
Change in Valuation Allowance	12,000	14,000
Actual tax expense (benefit)	$-	$-

Note 4 Loan Payable – Related Party

During May 2009, the Company’s Chief Executive Officer advanced $3,072 to pay corporate expenses.  The advance is non-interest bearing, unsecured and due one year from the issuance date.

At June 30, 2009, this advance represents a 100% concentration in debt financing.

Note 5 Stockholders’ Equity (Deficit)

In September 2007, the Company issued an aggregate 1,000,000 shares of common stock, having a fair value of $1,000 ($0.001/share), to its Chairman, CEO and Director for the acquisition of certain intellectual property (“IP”).  The IP was received under an assignment agreement pertaining to the product known as "Taste on Demand" to the Company.  Pursuant to Staff Accounting Bulletin Topic 5(G), “Transfers of Nonmonetary Assets by Promoters or Shareholders”, the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles.  At June 30, 2008, the Company expensed this stock issuance as a component of research and development.

In September 2007, the Company issued 2,000,000 shares of common stock to its founders for $20,000 ($0.01/share).

In September 2007, the Company issued 100,000 shares of common stock, having a fair value of $1,000 ($0.01/share), based upon the recent cash offering price, to its Director, in consideration for future services.  The Company amortized the related compensation on a quarterly basis over a one-year period.  The Company expensed $833 for the period from August 31, 2007 (inception) to June 30, 2008, and the remaining $167 was expensed during the year ended June 30, 2009.

During October, November and December 2007, the Company issued an aggregate 544,400 shares of common stock to third party investors under a private placement offering for $27,233 ($0.05/share).

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

In November 2007, the Company issued 10,000 shares of common stock, having a fair value of $500 ($0.05/share), based upon the recent cash offering price.

In February 2008, the Company issued 40,000 shares of common stock, having a fair value of $2,000 ($0.05/share), based upon the recent cash offering price.

In May 2008, the Company issued 17,857 shares of common stock, having a fair value of $2,500 ($0.14/share), based upon the fair value of the services provided

In July 2008, the Company issued 14,286 shares of common stock, having a fair value of $2,000 ($0.14/share), based upon the fair value of the services provided.

On November 10, 2008, the Company completed a private offering to related party stockholders to sell 80,000 shares of common stock for $11,200 ($0.14/share).

On November 10, 2008, the Company’s articles of incorporation were amended to change the authorized number of shares of its common stock from 65,000,000 shares to 160,000,000 shares of $0.001 par value, common stock.

On February 9, 2009, the Company issued 7,500 shares of common stock to settle accounts payable with a related party stockholder.  The shares had a fair value of $1,050 ($0.14/share), based upon the quoted closing trading price.  There was no gain or loss recorded on the settlement.

On March, 2009, the Company completed a private offering with a related party stockholder to sell 7,500 shares of common stock for $1,050 ($0.14/share).

On May 2009, the Company completed a private offering to related party stockholders to sell 35,714 shares of common stock for $5,000 ($0.14/share).

Note 6 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and September 21, 2009, the date the financial statements were issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision of the Chief Executive Officer and Principal Financial Officer regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

Management assessed the effectiveness of the our Company’s internal control over financial reporting at June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on that assessment under those criteria, management has determined that, at June 30, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information relating to our current directors and officers including their name, age, and business experience.

Name and Business Address	Age	Position

David Katzir 55 Hakeshet Street, Reuth, Israel 91708	50	President, Treasurer and Director

Asael Karfiol 6 Dori Street, Ra’anana, Israel 43398	46	Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

Our offices and directors, David Kaztir and Asael Karfiol failed to timely file their form 3. Form 3 was filed on September 11, 2009. Our 10% shareholders, Kaeyo Investments Ltd,, Orit Wolkin and Juemin Chu failed to timely file their Form 3. The forms were rather filed on September 11, 2009.  Kaeyo Investments Ltd. and Orit Wolkin also failed to timely file their form 4 reporting purchases of shares in November 2008, February 2009 and May 2009. The form 4s were filed on September 11, 2009 and amended on September 17, 2009.

Auditors; Code of Ethics; Financial Expert

Our independent registered public accounting firm is Berman & Company, P.A.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not yet have a “financial expert” on the board or an audit committee or nominating committee.

Item 11.   Executive Compensation.

Summary Compensation

During the period from our incorporation on August 31, 2007 through June 30, 2009, David Katzir was our President, Treasurer, Secretary and Director . During such period, Mr. Katzir did not receive any compensation for his services. Additionally, during such period, none of our other officers earned compensation exceeding $100,000 per year.

Since our incorporation on August 31, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on August 31, 2007, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

On September 2, 2007, by action taken by our board of directors and pursuant to the Director Appointment Agreement dated September 1, 2007, we issued 100,000 shares of our common stock to Asael Karfiol, $0.01 per share for the aggregate purchase price of $1,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission. No compensation was given to our directors during fiscal year 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table lists, as of September 10, 2009, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,857,257 issued and outstanding shares of Common Stock. Unless otherwise indicated, the business address of each such person is c/o T.O.D. Taste on Demand Inc., 55 Hakeshet Street, Reuth, Israel.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
David Katzir (1)	1,000,000	(1)	25.92%
Asael Karfiol (2)	100,000		2.59%
KAEYO Investments Ltd. (3)	1,065,357		27.62%
Orit Wolkin	565,357		14.65%
Jue Min Chu	500,000		12.96%
All directors and executive officers as a group (2 individuals)	1,100,000		28.51%

(1)	Our President, Treasurer and Director

(2)	Our Director and Secretary

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

During May 2009, our Chief Executive Officer advanced $3,072 to pay corporate expenses. The advance is non-interest bearing, unsecured and due one year from the issuance date.

On November 10, 2008,. in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 80,000 shares of our common stock, par value $0.001 to two of our existing shareholders, Kaeyo Investments Ltd. and Orit Wolkin for the purchase price of $0.14 per share for aggregate consideration of $11,200. During February of 2009, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 15,000 shares of our common stock, par value $0.001 to the same two shareholders, for the purchase price of $0.14 per share for aggregate consideration of $2,100. On May 24, 2009, in a private placement made pursuant to the exemption from the registration requirements of the Act provided by Regulations S and D, we sold an aggregate of 35,714 shares of our common stock, par value $0.001 to the same two shareholders, for the purchase price of $0.14 per share for aggregate consideration of $5,000

Item 14. Principal Accounting Fees and Services

The fees for services provided by Berman & Company, P.A. our Independent Registered Public Accounting Firm to the Company for the year ended June 30, 2009 and for the period of inception on August 31, 2007 through June 30, 2008 were as follows:

	Twelve months ended on June 30, 2009		August 2007 (inception) through Jun 30, 2008

Audit Fees		$14,500		$17,000

Audit-Related Fees		None		None

Tax Fees	$	None	$	None

All Other Fees	$	None	$	None

Total Fees		$14,500		$17,000

Audit Fees . These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our registration statement on Form SB-2 and annual report on Form 10-K and the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

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

PART IV

Item 15. Exhibits.

Exhibit	Description
3.1
Composite Copy of the registrant’s Articles of Incorporation as amended on November 10, 2008.
 (Filed as Exhibit 3.1 to registrant Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on November 13, 2008)

3.2	By-Laws of registrant (Filed as Exhibit 3.2 to Registration Statement on Form SB-2 filed with SEC on January 30, 2008)
10.1	Assignment Agreement dated September 1, 2007 (Filed as Exhibit 10.1 to Registration Statement on Form SB-2 filed with SEC on January 30, 2008)
10.2	Form of Regulation S Subscription Agreement (Filed as Exhibit 10.2 to Registration Statement on Form SB-2 filed with SEC on January 30, 2008)
10.3	Form of Regulation D Subscription Agreement (Filed as Exhibit 10.3 to Registration Statement on Form SB-2 filed with SEC on January 30, 2008)
10.4	Director appointment agreement between the registrant and Asael Karfiol dated September 1, 2007 (Filed as Exhibit 10.4 to Registration Statement on Form SB-2 filed with SEC on January 30, 2008)
10.5	Consulting Agreement dated May 25, 2008 (Filed as Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2008.
10.6	Consulting Agreement dated July 11, 2008 (Filed as Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2008.
10.7	Sole Distribution Agreement Dated February 7, 2009 between the registrant and Cap Designs Inc. (Filed as Exhibit 10.1 to Current Report on Form 8-K. filed with the SEC on February 12, 2009)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.O.D. Taste on Demand Inc.

T.O.D. TASTE ON DEMAND INC.
September 22, 2009

	By:	/s/ David Katzir
	Name:	David Katzir
	Title:	President, Treasurer, and Director (Principal Executive and Financial Officer)

Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David Kaztir
David Katzir, President, Treasurer
(Principal Executive and Financial Officer) and Director
Dated: September 22, 2009

By: /s/ Asael Karfiol
Asael Karfiol, Secretary and Director
Dated: September 22, 2009