Form 10-Q
period 2009-09-30
T.O.D. TASTE ON DEMAND INC
filed 2009-11-16
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

As of September 30, 2009, 3,857,257 shares of Common Stock, par value $0.001 per share, were  outstanding.

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Financial Statements
September 30, 2009

CONTENTS

Page(s)

Financial Statements

Balance Sheets – As of September 30, 2009 (Unaudited) and June 30, 2009 (Audited)	3

Statements of Operations – For the three months ended September 30, 2009 and 2008, and for the period from August 31, 2007 (Inception) to September 30, 2009 (Unaudited)	4

Statements of Cash Flows – For the three months ended September 30, 2009 and 2008, and for the period from August 31, 2007 (Inception) to September 30, 2009 (Unaudited)	5

Notes to Financial Statements (Unaudited)	11-16

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$30	$530
Total Current Assets	30	530

Total Assets	$30	$530

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$14,129	$9,812
Loan payable - related party	3,072	3,072
Total Current Liabilities	17,201	12,884

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 160,000,000 shares authorized at September 30, 2009; 65,000,000 shares authorized at June 30, 2009; 3,857,257 shares issued and outstanding at September 30, 2008 and June 30, 2009	3,857	3,857
Additional paid-in capital	70,676	70,676
Deficit accumulated during the development stage	(91,704)	(86,887)
Total Stockholders' Equity (Deficit)	(17,171)	(12,354)
Total Liabilities and Stockholders' Equity (Deficit)	$30	$530

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Period from
	Months Ended	Months Ended	August 31, 2007 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-

Operating Expenses
General and administrative	4,817	9,788	71,990
Research and development	-	4,500	20,504
Total Operating Expenses	4,817	14,288	92,494

Loss from Operations	(4,817)	(14,288)	(92,494)

Interest Income	-	74	790

Net Loss	$(4,817)	$(14,214)	$(91,704)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	3,857,257	3,724,835	3,672,790

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Three	For the Three	For the Period from
	Months Ended	Months Ended	August 31, 2007 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,817)	$(14,214)	$(91,704)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	-	-	1,000
Stock issued for services - related party	-	-	1,000
Stock issued for consulting services	-	2,000	7,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	167	-
Increase (Decrease) in accounts payable	4,317	(3,830)	15,179
Net Cash Used In Operating Activities	(500)	(15,877)	(67,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related party	-	-	3,072
Proceeds from issuance of common stock	-	-	64,483
Net Cash Provided By Financing Activities	-	-	67,555

Net Increase (Decrease) in Cash	(500)	(15,877)	30

Cash - Beginning of Period	530	18,592	-

Cash - End of Period	$30	$2,715	$30

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued to settle accounts payable - related party	$-	$-	$1,050

See accompanying notes to unaudited financial statements

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended June 30, 2009. The interim results for the period ended September 30, 2009 are not necessarily indicative of results for the full fiscal year.

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
September 30, 2009
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2009 and June 30, 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At September 30, 2009 and June 30, 2009, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 31, 2007 (inception) to September 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

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
September 30, 2009
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our condensed consolidated financial statements. References to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with this quarterly report for the period ending September 30, 2009.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance that established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. The guidance also requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, the guidance requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(Unaudited)

In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

In October 2008, the FASB issued authoritative guidance, with an immediate effective date, including prior periods for which financial statements have not been issued. The guidance clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of the guidance continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $4,817 and net cash used in operations of $500 for the three months ended September 30, 2009; and a working capital and stockholders’ deficit of $17,171 and a deficit accumulated during the development stage of $91,704 at September 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(Unaudited)

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

Note 4 Loan Payable – Related Party

During May 2009, the Company’s Chief Executive Officer advanced $3,072 to pay corporate expenses.  The advance is non-interest bearing, unsecured and due one year from the issuance date.  At September 30, 2009, this advance represents a 100% concentration in debt financing.

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
September 30, 2009
(Unaudited)

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

On February 19, 2009, the Company completed a private offering with a related party stockholder to sell 7,500 shares of common stock for $1,050 ($0.14/share)

In March, 2009, the Company completed a private offering with a related party stockholder to sell 7,500 shares of common stock for $1,050 ($0.14/share).

In May 2009, the Company completed a private offering to related party stockholders to sell 35,714 shares of common stock for $5,000 ($0.14/share).

Note 6 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 16, 2009, the date the financial statements were issued.

In October 2009, the Company issued a promissory note to a related party in the amount of $8,000. The note is non-interest bearing, unsecured and due upon demand.

In October 2009, the Company issued 10,000 shares of common stock, for consulting services, having a fair value of $1,000 ($0.10/share), based upon the quoted closing trading price.

In October 2009, the Company’s approved an advanced $700 from the Company’s Chief Executive Officer to pay corporate expenses.  The advance is non-interest bearing, unsecured and due 30 days from the CEO’s demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q (this “Report”), references to the “Company,” “TOD,” “we,” “our” or “us” refer to T.O.D. Taste on Demand Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management’s Discussion and Analysis or Plan of Operations and the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise. Further information on potential factors that could affect our business is described under the heading “Risk Related to Our Business” in Part I, Item 1, “Description of Business” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Our vision is to develop our products that will become widely accepted in the market. Our growth may be achieved through licensing the technology, or direct manufacturing and distribution of our products. Therefore we plan to focus in the coming months on the development of the T.O.D. Cork and the application for flavoring water through capsules. The development of our T.O.D. Cork first prototype has been completed and we are now working on the development of the required capsules in four flavors in order to have a full functioning prototype that we can use.

RESULTS OF OPERATIONS –THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008.

We have not had any revenues from operations since our inception on August 31, 2007. We have accumulated a net loss of $4,817, for the three months ended September 30, 2009 compared with $14,214 for the three months ended September 30, 2008, respectively. This negative cash flow is attributable to our operating expenses (that consist of research and development costs and general administrative costs as more detailed below) and which decreased during the three months ended September 30, 2009 compared with the three months ended September 30, 2008, mainly because of shortage of capital to fund our operations and growth.

Research and Development

Research and development expenses for the three months ended September 30, 2009 decreased to $0 from $4,500 for the three months ended September 30, 2008, respectively. We have completed the development of the first prototype of the plastic component of our T.O.D. Cork but needed to slow our continued development of the product and the development of related capsules due to shortage of capital to finance such expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 decreased to $4,817 from $9,788 for the three months ended September 30, 2008. General and administrative expenses in the three month ended September 30, 2009, respectively were attributed mainly to professional fees and annual state filing fees.

Liquidity and Capital Resources

As of September 30, 2009, total current assets were $30 and total current liabilities were $17,201. On September 30, 2009, we had a working capital deficit of $17,171 and an accumulated deficit of $91,704. We intend to finance our future operations with related party and third party stock issuances and loans.

As of September 30, 2009, we had cash of $30 compared with $530 that we had as of June 30, 2009. Our cash is not sufficient to provide for the basic operation expenses and maintenance costs for the next 12 months. In October 2008, we borrowed $8,000 from a principal shareholder, Kaeyo Investments Ltd. in order to be able to finance our operations. The loan is interest free and payable upon demand. In October 2009, our Chief Executive Officer (“CEO”) advanced $700 to us to pay for our corporate expense. The advance is non-interest bearing, unsecured and due 30 days from the CEO’s demand.

Our future success and ability to generate sufficient revenues to support our operation depends on the successful development and commercialization of our T.O.D. Cork. We expect to incur a minimum of $80,000 in expenses during the next twelve months of operations, including in connection with the continuing protection of our intellectual property, expenses related to being a public company and expenses in connection with the development of our products. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. We would therefore be required to seek additional financing to pay for our expenses. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

We had a net loss of $4,817 and net cash used in operating activities of $500 for the three months ended September 30, 2009. In addition, we have a working capital deficit of $17,171and  accumulated deficit during the development stage of $91,704 at September 30, 2009, respectively. At September 30, 2009, due to numerous negative indicators such as a loss from operations, net cash used in operations, and a deficit accumulated during the development stage, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007 and the audited financial statements included in our Annual Report for the fiscal years ended June 30, 2008 and June 30, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

Item 5. Other Information.

None

Item 6.   Exhibits.

Exhibit No.	Description
31.1*	Rule 13a-14(a) Certification of Principal Executive and Principal Financial Officer

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.O.D. TASTE ON DEMAND INC.

November 16, 2009	By:	/s/ David Katzir
	Name:	David Katzir
	Title:	President, Treasurer, and Director (Principal
Executive and Financial Officer)