Form 10-Q
period 2009-12-31
T.O.D. TASTE ON DEMAND INC
filed 2010-02-02
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

OR

☐        TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number:   000-53783

T.O.D. TASTE ON DEMAND INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-3255056
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of December 31, 2009, 3,867,257 shares of Common Stock, par value $0.001 per share, were  outstanding.

Table of Contents

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Financial Statements
December 31, 2009

CONTENTS

Financial Statements	Page(s)

Balance Sheets – As of December 31, 2009 (Unaudited) and June 30, 2009 (Audited)	2

Statements of Operations – For the three months ended December 31, 2009 and 2008, the six months ended December 31, 2009 and 2008, and for the period from August 31, 2007 (Inception) to December 31, 2009 (Unaudited)	3

Statements of Cash Flows – For the three months ended December 31, 2009 and 2008, the six months ended December 31, 2009 and 2008 , and for the period from August 31, 2007 (Inception) to December 31, 2009 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-11

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$541	$530
Total Current Assets	541	530

Total Assets	$541	$530

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$11,591	$9,812
Loan payable - related party	3,072	3,072
Note payable - related party	8,000	-
Total Current Liabilities	22,663	12,884

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 160,000,000 shares authorized; 3,867,257 and 3,857,257 shares issued and outstanding, respectively	3,867	3,857
Additional paid-in capital	71,666	70,676
Deficit accumulated during the development stage	(97,655)	(86,887)
Total Stockholders' Deficit	(22,122)	(12,354)
Total Liabilities and Stockholders' Deficit	$541	$530

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months		For the Period from
	Ended December 31,		Ended December 31,		August 31, 2007 (Inception) to
	2009	2008	2009	2008	December 31, 2009

Revenues	$-		$-	$-	$-

Operating Expenses
General and administrative	5,951	6,858	10,768	16,646	77,941
Research and development	-	2,500	-	7,000	20,504
Total Operating Expenses	5,951	9,358	10,768	23,646	98,445

Loss from Operations	(5,951)	(9,358)	(10,768)	(23,646)	(98,445)

Interest Income	-	17	-	92	790

Net Loss	$(5,951)	$(9,341)	$(10,768)	$(23,554)	$(97,655)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding during the period - basic and diluted	3,867,257	3,770,021	3,862,230	3,747,428	3,693,752

See accompanying notes to unaudited financial statements

T.O.D Taste On Demand Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the Period from
	For the Six Months Ended		August 31, 2007 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,768)	$(23,554)	$(97,655)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	-	-	1,000
Stock issued for services - related party	-	-	1,000
Stock issued for consulting services	1,000	2,000	8,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses		167
Increase in accounts payable	1,779	(5,311)	12,641
Net Cash Used In Operating Activities	(7,989)	(26,698)	(75,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related party	-	-	3,072
Proceeds from note - related party	8,000	-	8,000
Proceeds from issuance of common stock	-	11,200	64,483
Net Cash Provided By Financing Activities	8,000	11,200	75,555

Net Increase (Decrease) in Cash	11	(15,498)	541

Cash - Beginning of Period	530	18,592	-

Cash - End of Period	$541	$3,094	$541

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued to settle accounts payable - related party	$-	$-	$1,050

See accompanying notes to unaudited financial statements

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended June 30, 2009. The interim results for the period ended December 31, 2009 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

T.O.D. Taste On Demand Inc. (the "Company"), was incorporated in Nevada on August 31, 2007.

The Company is developing a device that will allow drinkers of bottled water to choose one of a few flavors as they pour the water from the bottle into the glass.

The Company’s year end is June 30.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Also see Note 3 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2009 and June 30, 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2009 and June 30, 2009, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 31, 2007 (inception) to December 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Segment Information

During the fiscal years 2010 and 2009, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Research and Development

The Company expenses all research and development costs as incurred.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current assets (exclusive of cash) and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $10,768 and net cash used in operations of $7,989 for the six months ended December 31, 2009; and a working capital and stockholders’ deficit of $22,122 and a deficit accumulated during the development stage of $97,655 at December 31, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.

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

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

In response to these problems, management has taken the following actions:

•	the Company is continuing efforts to further develop the product through research and development; and

•	the Company is seeking third party debt or equity financing financing.

Note 4 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

●	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. There were no instruments requiring a fair value classification at December 31, 2009 and 2008, respectively.

Note 5 Loan Payable – Related Party

During May 2009, the Company’s Chief Executive Officer advanced $3,072 to pay corporate expenses.  The advance is non-interest bearing, unsecured and due one year from the issuance date.

During October 2009, the Company’s Chief Executive Officer advanced $700 to pay corporate expenses.  The advance is non-interest bearing, unsecured and due on demand.

T.O.D. TASTE ON DEMAND INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 6 Note Payable – Related Party

In October 2009, the Company issued a promissory note to a related party in the amount of $8,000. The note is non-interest bearing, unsecured and due upon demand.

Note 7 Stockholders’ Equity (Deficit)

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
December 31, 2009
(Unaudited)

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

Note 8 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and February 1, 2010, the date the financial statements were issued, and has determined that there are no additional disclosures required.

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

RESULTS OF OPERATIONS –THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008.

We have not had any revenues from operations since our inception on August 31, 2007. We have a net loss of $5,951 and $10,768 for the three and six months ended December 31, 2009, respectively, compared with $9,341 and 23,554 for the three months and six ended December 31, 2008, respectively.
This negative cash flow is attributable to our operating expenses,  which decreased significantly during the three and six months ended December 31, 2009 compared with the three and six months ended December 31, 2008, mainly because of shortage of capital to fund our operations and growth.

Research and Development

Research and development expenses for the three and six months ended December 31, 2009 decreased to $0 and $0 from $2,500 and $7,000 for the three and six months ended December 31, 2008, respectively. We have completed the development of the first prototype of the plastic component of our T.O.D. Cork but needed to significantly slow our continued development of the product and the development of related capsules due to shortage of capital to finance such expenses.

General and Administrative Expenses

General and administrative expenses for the three and six months ended December 31, 2009 decreased to $5,951 and $10,768 from $6,858 and $16,646 for the three and six months ended December 31, 2008, respectively. General and administrative expenses in the three and six months ended December 31, 2009, were attributed to professional fees primarily in connection with fees related to the preparation and filing of our annual report for the fiscal year ended June 30, 2009 as well as annual state filing fees.

Liquidity and Capital Resources

As of December 31, 2009, total cash was $541. On December 31, 2009, we had a working capital deficit of $22,122 and a deficit accumulated during the development stage  of $97,655. We intend to finance our future operations with related party and third party stock issuances and loans.

Net cash used in operating activities was $7,989 during the six months ended December 31, 2009. Net cash used by operating activities in the six months ended December 31, 2009 primarily consisted of  payments to professional service providers and annual state filing fees. Our cash is not sufficient to provide for the basic operation expenses and maintenance costs for the next 12 months. In October 2009, we borrowed $8,000 from a principal shareholder, Kaeyo Investments Ltd. in order to be able to finance our operations. The loan is interest free and payable upon demand. In October 2009, our Chief Executive Officer (“CEO”) advanced $700 to us to pay for our corporate expense. The advance is non-interest bearing, unsecured and due 30 days from the CEO’s demand.

Our future success and ability to generate sufficient revenues to support our operation depends on the successful development and commercialization of our T.O.D. Cork. We expect to incur a minimum of $80,000 in expenses during the next twelve months of operations, including in connection with the continuing protection of our intellectual property, expenses related to being a public company and expenses in connection with the development of our products. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. We would therefore be required to seek additional financing to pay for our expenses. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans or lines of credit. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

We had a net loss of $10,768 and net cash used in operating activities of $7,989 for the six months ended December 31, 2009. In addition, we have a working capital deficit of $22,122 and accumulated deficit during the development stage of $97,655 at December 31, 2009. At December 31, 2009, due to numerous negative indicators such as a loss from operations, net cash used in operations, and a deficit accumulated during the development stage, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-148928) for the period ended November 30, 2007 and the audited financial statements included in our Annual Report for the fiscal years ended June 30, 2008 and June 30, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2009 we issued 10,000 shares of our common stock to our consultant in consideration for services rendered. The issuance was deemed exempt under Regulation S under the Securities Act of 1933, as amended (the “Act”) and/or Section 4(2) of the Act

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2009.

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

T.O.D. TASTE ON DEMAND INC.

February 2, 2010	By:	/s/ David Katzir
	Name:	David Katzir
	Title:	President, Treasurer, and Director (Principal
Executive and Financial Officer)