Form 10-Q
period 2010-03-31
China Environmental Protection Inc.
filed 2010-05-24
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number: 333-148928

CHINA ENVIRONMENTAL PROTECTION INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	75-3255056
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

C/O Jiangsu Zhenyu Environmental Protection Technology Co. Ltd. West Garden, Gaocheng Town, Yixing City, Jiangsu Province, P.R. China	214214
(Address of Principal Executive Offices)	(Zip Code)

86-510-87838598
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 17,000,017 shares of common stock are issued and outstanding as of May 24, 2010.

INTRODUCTION

Use of Certain Defined Terms

In this Form 10-Q, unless indicated otherwise, references to:

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

•	“China” and “PRC” refer to the People's Republic of China, and “BVI” refers to the British Virgin Islands;

•	“RMB” refers to Renminbi, the legal currency of China; and

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8263 for its September 30, 2009 audited balance sheet, and $1 = RMB6.8258 for its March 31, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.8274 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the six months ended March 31, 2010, and $1= RMB6.8379 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for comparable period ended March 31, 2009; both of which were based on the average currency conversion rate for each respective quarter.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$3,302,241	$538,767
Restricted cash	337,121	80,863
Accounts receivable, net	2,390,620	614,158
Other receivables	682,012	1,120,818
Inventory	3,481,214	1,457,480
Prepaid expenses	4,099	47,379
Advance to suppliers	238,471	233,259
Total current assets	10,435,778	4,092,724

PROPERTY, PLANT AND EQUIPMENT, NET	1,688,387	1,665,574

OTHER ASSETS
Intangible assets, net	1,100,759	1,112,355
Retainage	2,422,568	2,485,432
Total other assets	3,523,327	3,597,787

TOTAL ASSETS	15,647,492	9,356,085

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans	1,025,509	292,983
Accounts payable	1,270,512	1,588,850
Salary and welfare payables	308,949	444,177
Taxes payable	2,816,807	1,341,918
Advance from customers	550,208	368,835
Other payables	271,603	437,447
Total current liabilities	6,243,588	4,474,210

TOTAL LIABILITIES	6,243,588	4,474,210

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value. 10,000,000 shares authorized;
Authorized 10,000,000 shares; none issued	-	-
Common stock, $0.001 par value; authorized 70,000,000 shares;
Issued and outstanding- 17,000,017 shares and 16,150,000
shares at March 31, 2010 and September 30, 2009, respectively	17,000	16,150
Additional paid-in capital	2,572,310	2,293,160
Accumulated other comprehensive loss	(221,868)	(223,190)
Retained earnings	7,036,462	2,389,688
Total stockholders' equity	9,403,904	4,475,808
Non-controlling interest	-	406,067
Total Equity	9,403,904	4,881,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,647,492	$9,356,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D.TASTE ON DEMAND INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2010	2009	2010	2009

Net sales	$14,844,472	$4,220,056	$25,703,173	$8,439,461

Cost of goods sold	(10,167,588)	(3,353,669)	(17,431,388)	(6,760,639)

Gross profit	4,676,884	866,387	8,271,785	1,678,822

Selling, general and administrative expenses
Selling expenses	(867,851)	(81,883)	(1,446,423)	(181,911)
General and administrative expenses	(468,010)	(514,038)	(843,553)	(985,796)
Total SG&A expenses	(1,335,861)	(595,921)	(2,289,976)	(1,167,707)

Income from operations	3,341,023	270,467	5,981,809	511,115

Non-operating income (expenses):
Gain on bargain purchase	126,099	-	126,099	-
Interest income (expenses)	(10,658)	(5,091)	(20,109)	(9,612)
Other income (expenses)	34,341	-	34,341	(6)
Total non-operating income (expenses)	149,782	(5,091)	140,331	(9,618)

Income before income taxes	3,490,805	265,376	6,122,140	501,497

Provision for income taxes	826,990	71,762	1,475,366	125,376

Net income	2,663,815	193,614	4,646,774	376,121
Less: net income attributable to the noncontrolling interest	-	6,625	-	12,041

Net Income attributable to the Company	2,663,815	186,989	4,646,774	364,080

Other comprehensive income
Foreign currency translation gain	1,634	2,170	1,322	10,577

Comprehensive Income	$2,665,449	$195,784	$4,648,128	$386,698

Basic and diluted earnings per share	$0.16	$0.012	$0.28	$0.02

Weighted average number of shares	16,598,876	16,150,000	16,370,718	16,150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,646,774	$376,121
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	91,109	83,739
Bad debt expense	351,219	132,063
Deferred tax expense	-	125,376
Gain on bargain purchase	(126,099)	-
Decrease (increase) in current assets:
Restricted cash	(256,194)	-
Accounts receivable	(2,127,240)	(2,050,696)
Retainage	63,014	1,310,270
Other receivable	438,781	(148,862)
Inventory	(2,023,182)	(966,889)
Prepaid expenses	43,273	(20,655)
Advances to suppliers	(5,195)	(56,753)
Increase (decrease) in current liabilities:
Accounts payables and accrued expenses	(318,371)	2,969,311
Salaries and welfare payable	(135,226)	(249,918)
Taxes payable	1,474,467	(9,646)
Advance from customers	181,308	369,912
Other payables	(165,834)	796,346
Net cash provided by operating activities	2,132,604	2,659,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(102,141)	(8,111)
Purcahse of minority shares by Dragon Path	(280,000)	-
Net cash used in investing activities	(382,141)	(8,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	732,341	-
Repayment of long term loans	-	(1,462,433)
Shareholder capital contribution	280,000	-
Net cash provided by (used in) financing activities	1,012,341	(1,462,433)

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	670	(1,828)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,763,474	1,187,347

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	538,767	402,245

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,302,241	$1,589,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$145,258
Interest paid	$20,109	$9,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Environmental Protection Inc (the “Company”) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the Management’s Discussion and Analysis and the  consolidated financial statements and notes thereto included in the Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 2010.

The results of operations for the six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2.  ORGANIZATION

China Environmental Protection Inc. (the “Company”), formerly known as T.O.D. Taste On Demand Inc., was incorporated in the state of Nevada. On February 12, 2010, the Company entered into a share exchange agreement and acquired all of the outstanding capital stock of Dragon Path International Limited, a British Virgin Islands corporation (“Dragon Path”), through an acquisition by China Environmental Protection Inc, a Nevada corporation (the “Merger Sub”) wholly owned by the Company and then the merger of the Merger Sub with and into the Company (the “Merger”).

Dragon Path is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Substantially all of Dragon Path's operations are conducted in China through Yixing Dragon Path, and through contractual arrangements with Yixing Dragon Path’s consolidated affiliated entitity in China, Jiangsu Zhenyu Environmental Protection Technology Co. Ltd. (“Zhenyu”). Zhenyu is engaged in design, manufacture, and installation of waste water treatment equipment for environmental protection purposes, as well as providing high-quality after-sales services.

In connection with the acquisition, the Merger Sub issued 100 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub in exchange for all the shares of the capital stock of Dragon Path (the “Share Exchange” or “Merger”). The 100 shares of the common stock of the Merger Sub were converted into approximately 16,150,000 shares of the common stock of the Company so that upon completion of the Merger, the stockholders of Dragon Path own approximately 95% of the common stock of the Company.

Upon completion of the Merger, there were 17,000,000 shares of the Company’s common stock issued and outstanding.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 2.  ORGANIZATION (continued)

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Dragon Path and its subsidiary, Zhenyu, will be treated as the continuing entity for accounting purposes.

Effective on March 25, 2010, the Company’s name was changed from “T.O.D. Taste on Demand, Inc.” to the Merger Sub’s name “China Environmental Protection Inc.” to better reflect the Company’s business.

Dragon Path International Limited (“Dragon Path”) was organized under the laws of the British Virgin Island on November 5, 2009. Dragon Path International Limited owns 100% of the equity interest of Yixing Dragon Path, a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China on January 26, 2010.

Dragon Path does not conduct any substantive operations of its own. Instead, through its subsidiary, Yixing Dragon Path, it had entered into certain exclusive contractual agreements with Zhenyu, a company incorporated in Yixing City, Jiangsu Province, People’s Republic of China (“PRC”) on March 28, 1993.  Pursuant to these agreements, Yixing Dragon Path is obligated to absorb a majority of the risk of loss from Zhenyu’s activities and entitled it to receive a majority of its expected residual returns. In addition, Zhenyu’s shareholders have pledged their equity interest in Zhenyu to Yixing Dragon Path, irrevocably granted Yixing Dragon Path an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Zhenyu and agreed to entrust all the rights to exercise their voting power to the persons appointed by Zhenyu. Through these contractual arrangements, the Company and Yixing Dragon Path hold all the variable interests of Zhenyu. Therefore, the Company is the primary beneficiary of Zhenyu.

Zhenyu owns 75% of Jiangsu Jinyu Environmental Engineering Co., Ltd.  (“Jinyu”), a sino-foreign joint venture established under the laws of PRC on June 7, 2004, with registered capital of $1,120,000. Jinyu primarily engages in the design, manufacture and installation of environmental protection equipment and engineering projects (or systems) for waste water treatment, as well as providing after-sales services to customers. Jinyu is located in Yixing City, the same location of Zhenyu. On January 28, 2010, before the closing of the Merger, the minority shareholder of Jinyu transferred the remaining 25% of the interest in Jinyu to Dragon Path in exchange for $280,000. As a result, Dragon Path owns 100% of Jinyu, 75% of which was indirectly owned through Zhenyu, 25% of which was directly owned by Dragon Path.

Based on these contractual arrangements, the Company believes that Zhenyu and its subsidiary, Jinyu and affiliates should be considered as Variable Interest Entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) 510 “Consolidation of Variable Interest Entities. Accordingly, the Company consolidates Zhenyu and its subsidiary’s results, assets and liabilities.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company, Dragon Path, Yixing Dragon Path, Zhenyu and Jinyu. All significant inter-company transactions have been eliminated upon consolidation.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, taxes and other similar charges. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Total cash at March 31, 2010 and September 30, 2009 amounted to $3,302,241 and $538,767 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable

The Company carries accounts receivable at cost less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs and account adjustments based upon contractual terms. The allowance for doubtful accounts totals $369,097 and $17,797 as of March 31, 2010 and September 30, 2009, respectively.

Retainage

Retainage represents the security deposits withheld by the Company’s customers to warrant against potential defects for the initial one year period upon sales of equipments or installation of water treatment projects. Retainage normally accounts for 5% to 10% of the total contract price, depending on various terms included in different equipment sales contracts or waste water treatment equipment installation contracts. The deposits are to be refunded in one year or within two years after the completion of sales or installation. Total retainage at March 31, 2010 and September 30, 2009 amounted to $2,422,568 and $ 2,485,432, respectively.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's experience for costs and expenses in connection with product warranties covered by retainage has been minimal and during the six months ended March 31, 2010 and the year ended September 30, 2009, no such warranty accrual was considered necessary. The Company also considers the assets to be impaired if the collectability of retainage becomes doubtful.  The Company has not experienced any losses in such accounts, and accordingly no allowance was recorded for the six months ended March 31, 2010 and for the year ended September 30, 2009.

Inventory

Inventory is stated at the lower of cost or market using a weighted average method. Inventory consists of raw materials, work in process and finished goods. Raw materials consist of steel, polyresen, silicone and filtering components used in manufacturing of water treatment equipments. Cost of finished goods included direct costs of raw materials as well as direct labor used in production and an allocated portion of manufacturing overheads.

Management compares cost of inventory with its market value and an allowance is made for estimated obsolescence or for writing down the inventory to its market value, if lower than cost.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to suppliers for the purchase of certain materials and equipment components. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the services and materials become doubtful.

Revenue recognition

The Company sells waste water treatment equipments or facilities to various industrial or municipal clients through sales orders or equipment-bundled installation contracts. All of the Company’s sales and installation contracts are generally short-term in nature, range from three to six months. The Company recognizes sales in accordance with ASC 605-10, “Revenue Recognition”.  Based on the completed contract method, the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advance from customers.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advance from Customers

Advances from customers consist of prepayments to the Company for products or equipments that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as advances from customers. The Company will recognize the prepayments from the customers as revenue at the time of delivery.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to expense account in the year in which it is incurred.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Buildings	20 years
Machinery and office equipment	10 years
Vehicles	5 years

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in operations.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, long-term investment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the six months ended March 31, 2010 and for the year ended September 30, 2009.

Fair value of financial instruments

The Company follows ASC 820, Fair Value Measurements and Disclosures. It clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other current assets, short-term loans, accounts payable, taxes payable,  advance from customers, other payables, accrued expenses, and, approximate their fair value due to the short term maturities of these instruments.

Foreign currency translation

The Company and Dragon Path maintains its accounting records in the United States Dollars (“USD” ) whereas Zhenyu and Jinyu maintain their accounting records in the currency of Renminbi (“RMB”), the currency of the PRC. For financial reporting purpose, RMB has been translated into USD as the reporting currency in accordance with Statement of Financial Accounting Standard (“SFAS” No. 52, “Foreign Currency Translation”, which was subsequently codified within ASC 830, “Foreign Currency Matters”). The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the six months ended March 31,
	2010	2009
Period end RMB: USD exchange rate	6.8258	6.8336
Six month average RMB: USD exchange rate	6.8274	6.8379

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Product warranty

The Company provides product warranty to its customers that all equipment manufactured by the Company will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment and installation. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the six months ended March 31, 2010 and the year ended September 30, 2009, no product warranty reserve was considered necessary.

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are produced and sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the six months ended March 31, 2010 and 2009 were net income and the foreign currency translation adjustment.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share” which requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Statement of Cash Flows

In accordance with ASC 230 "Statement of Cash Flows", cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivables and other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivables.

Risks and uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s operations are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has determined the adoption of ASU 2010-06 will not have a material impact on its condensed consolidated financial statements.

 NOTE 4.   RESTRICTED CASH

Restricted cash is cash set aside for a particular use or event and is subject to withdrawal restrictions. Prior to the start of the construction and installation of waste water treatment projects, the Company is required to maintain certain deposits, as restricted cash, with PRC banks that provide quality guarantee to the Company’s industrial or municipal clients in relation to the execution of the construction and installation contracts of waste water treatment projects.  These deposits are normally equivalent to 5% to 10% of the contract price and are subject to withdrawal restrictions up to one year. Restricted cash amounted to $337,121 and $80,863 as of March 31, 2010 and September 30, 2009, respectively.

NOTE 5.  ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business. For the six months ended March 31, 2010 and the year ended September 30, 2009, account receivables, net of allowance for doubtful accounts, amounted to $2,390,620 and $614,158, respectively.

NOTE 6.  INVENTORY

The inventory consists of the following:

	As of
	March 31, 2010	September 30, 2009
	(Unaudited)
Raw materials	$1,491,591	$763,203
Work-in-process	84,772	188,489
Finished goods	1,904,853	505,788

Total	$3,481,214	$1,457,480

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 6. INVENTORY (continued)

No allowance for obsolete inventories was charged to operations for the three and six months ended March 31, 2010 and 2009.

NOTE 7. PROPERTY, PLANT and EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of
	March 31, 2010	September 30, 2009
	(Unaudited)
Machinery & equipment	$649,572	$547,373
Vehicles	61,857	61,853
Plant and buildings	1,648,536	1,648,427
Subtotal	2,359,965	2,257,653

Less: accumulated depreciation	(671,579)	(592,079)

Property, plant and equipment, net	$1,688,387	$1,665,574

Depreciation expense for the six months ended March 31, 2010 and 2009 was $79,443 and $72,090, respectively.  Depreciation expenses for the three months ended March 31, 2010 and 2009 was $39,721 and $36,054, respectively.

NOTE 8.  INTANGIBLE ASSET

Intangible asset includes land use right only. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The land use right of 10,622 square meters was originally acquired by the Company in the amount of RMB 7,965,000 from the relevant PRC land authority in April 2007. The Company has the right to use the land for 50 years on which the office premises, production facilities and warehouse of the Company are situated, and amortized the Right on a straight-line basis over the period of 50 years.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 8.  INTANGIBLE ASSET (continued)

The following table summarizes the Company’s land use right:

	As of
	March 31, 2010	September 30, 2009
	(Unaudited)
Land use right	$1,166,882	$1,166,806
Less: accumulated amortization	(66,123)	(54,451)
Land use right, net	$1,100,759	$1,112,355

The amortization expense from the six months ended March 31, 2010 and 2009 was $11,666 and $11,648 respectively. Amortization expense from the three months ended March 31, 2010 and 2009 was $5,833 and $5,825, respectively.

Based upon the current assumptions, the Company expects that its land use right will be amortized according to the following schedule:

As of March 31,

2011	$23,426
2012	23,426
2013	23,426
2014	23,426
2015	23,426
Thereafter	983,629

Total	$1,100,759

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 9.  SHORT-TERM BANK LOAN

Short-term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans consisted of the following:

	Balance as of
	March 31, 2010	September 30, 2009
	(Unaudited)
a) Loan payable to China Construction	$732,506	$-
bank, 1 year term from 12/3/2009 to
12/2/2010, at fixed interest rate of
0.556% per month

a) Loan payable to China Construction	293,003	292,983
bank, 1 year term from 7/8/2009 to
7/7/2010, at fixed interest rate of
0.487% per month

Total	$1,025,509	$292,983

The loan (a) payable to China Construction Bank is one year term from December 3, 2009, to December 2, 2010 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loans (a) shown above.

The loan (b) payable to China Construction Bank Yixing Branch was originally one year term from June 7, 2007 to June 6, 2008 with a fixed interest rate of 0.5703% per month. The loan was first renewed in 2008 for another year upon maturity for a higher fixed rate of 0.556% per month, and then renewed once again in 2009 for one more year with a lower fixed rate of 0.487% per month. The new maturity date is July 7, 2010. The Company pledged a land use right in the amount of approximately $0.25 million as well as a building in the amount of approximately $0.07 million as collateral for the loans (b) shown above.

Interest expense for the above short term loans totaled $20,109 and $9,612 for the six months ended March 31, 2010 and 2009, respectively. Interest expense amounted to $10,658 and $5,091 for the three months ended March 31, 2010 and 2009, respectively.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 10. INCOME TAXES

The Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to income tax at statutory rate on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008.  Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the old tax rate of 33%.  However, pending the detailed implementation rulings from the tax authorities, we believe that some of the tax concession granted to eligible companies prior to the new CIT laws will be grand fathered.

The following table reconciles the U.S. statutory rates to The Company’s effective tax rate for the six months ended March 31, 2010 and 2009:

	For the six months ended March 31,
	2010		2009

U.S statutory income tax rate	35.0%		35.0%
Foreign income not recognized in the U.S.	(35.0%	)	(35.0%	)
China statutory income tax rate	25.0%		25.0%
Net operating loss carry-forward (1)	-		(25.0%	)
China income tax exemption (2)	(0.4%	)	-
Effective consolidated income tax rate	24.60%		0.00%

(1)	Net operating loss carry-forward was used to offset taxable income in PRC.
(2)
China income tax exemption represents the income tax that could be reduced by favorable tax treatment authorized by relevant tax authority on the net income of Jinyu only, which is subject to reduced tax rate of 12.5%, as it is registered as State-recognized high-tech company.

The majority of the Company’s net income was from Zhenyu, which is subject to 25% of corporate income tax rate in PRC. Zhenyu suffered operating losses in 2006 and 2007. For Chinese income tax purpose, these operating losses can be carried forward and be available to reduce future years' taxable income. For the three and six months ended March 31, 2009, the Company has utilized deferred income tax assets of $71,762 and $125,376. For the three and six months ended March 31, 2010, the Company has reported income tax of $826,990 and $1,475,366, respectively

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 10. INCOME TAXES (continued)

The following table set forth the detailed information about tax payables as of March 31, 2010 and September 30, 2009, respectively:

	As of
	March 31, 2010	September 30, 2009
	(Unaudited)

VAT tax payable	$3,276	$17,544
Business tax payable	28,353	14,819
Income tax payable	2,783,427	1,308,061
Other tax payable	1,752	1,493

Total tax payable	$2,816,807	$1,341,918

NOTE 11. OTHER PAYABLES

Other payables consist of balances for non-construction costs with unrelated companies and individuals with which the Company has business relationships. These amounts are unsecured, non-interest bearing and generally are short-term in nature. As of March 31, 2010 and September 30, 2009, other payables totaled $271,603 and $437,447, respectively.

NOTE 12.  CONCENTRATION OF RISKS

Two major vendors provided approximately 36.92% of the Company’s purchases of raw materials for the six months ended March 31, 2010, with each vendor individually accounting for 26.82% and 10.11%, respectively. Two vendors provided 53.81% of the Company’s purchase of raw materials for the six months ended March 31, 2009, with each vendor individually accounting for 44.09% and 9.72%, respectively.

NOTE 13. NON-CONTROLLING INTEREST

As of September 30, 2009, non-controlling interest represents the minority stockholders’ proportionate share of 25% of the equity of Jiangsu Jinyu Environmental Engineering Co., Ltd.

On January 28, 2010, Dragon Path acquired the 25% equity interst of Jinyu from its minority shareholder for $280,000.  As a result of this transfer of ownership, Dragon Path now owns 100% interest of the Jinyu, consisting of the newly acquired 25% direct ownership and 75% indirect ownership through Zhenyu.  The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s condensed consolidated statements of income.  No bargain purchase gain was reported for the prior comparative period.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China, the central bank of China. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. It is management’s responsibility to estimate and accrue such possible severance payments. As of March 31, 2010, the Company’s condensed consolidated financial statement has not reflected such estimate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements. China Environmental Protection Inc. is referred to herein as “we”, “us”, “our”, or the “Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, but not limited to, (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our current operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise expressly required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements or the inform set forth in this Quarterly Report to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement and/or this Form 10-Q. For additional information regarding these risks and uncertainties, see “Risk Factors” in the company’s Current Report on Form 8-K filed with SEC on February 12, 2010. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document reflect the Merger and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Organizational History

China Environmental Protection Inc., a Nevada corporation (the “Company”), was formerly known as T.O.D. Taste On Demand Inc.

On February 12, 2010, the Company, through an acquisition by China Environmental Protection Inc, a Nevada corporation (the “Merger Sub”) wholly owned by the Company, and then the merger of the Merger Sub with and into the Company (the “Merger”), acquired all of the outstanding capital stock of Dragon Path International Limited, a British Virgin Islands corporation (“Dragon Path”). Dragon Path is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Substantially all of Dragon Path's operations are conducted in China through Yixing Dragon Path, and through contractual arrangements with Yixing Dragon Path’s consolidated affiliated entitity in China, Jiangsu Zhenyu Environmental Protection Technology Co. Ltd. (“Zhenyu”). Zhenyu is engaged in design, manufacture, and installation of waste water treatment equipment for environmental protection purposes, as well as providing high-quality after-sales services.

Before the closing of the Merger, the Company affected a 4.61896118 for 1 reverse split of our outstanding common stock, so that after such split there were approximately issued and outstanding 850,000 shares of our common stock.

In connection with the acquisition, the Merger Sub issued 100 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub in exchange for all the shares of the capital stock of Dragon Path (the “Share Exchange” or “Merger”). The 100 shares of the common stock of the Merger Sub were converted into approximately 16,150,000 shares of our common stock. As a result, upon completion of the Merger, the shareholders of Dragon Path owned approximately 95% of the common stock of the Company.

Upon completion of the Merger, there were 17,000,000 shares of the Company’s common stock issued and outstanding.

As a result of these transactions, persons affiliated with Zhenyu now own securities that in the aggregate represent approximately 95% of the equity in the Company. In addition, in connection with the change of control contemplated by the Share Exchange, the directors and officers of the Company resigned from their positions and new directors and officers affiliated with Zhenyu controlled the Board of Directors of the Company.

As part of the Merger, the Company’s name was changed from “T.O.D. Taste on Demand, Inc.” to “China Environmental Protection Inc.” on March 25, 2010.

The transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Dragon Path is treated as the continuing entity for accounting purposes.

Dragon Path, which was organized under the laws of the British Virgin Island on November 5, 2009, owns 100% of the equity interest of Yixing Dragon Path, a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China on January 26, 2010.

Dragon Path does not conduct any substantive operations on its own. Instead, through its subsidiary, Yixing Dragon Path, it had entered into certain exclusive contractual agreements with Zhenyu, a company incorporated in Yixing City, Jiangsu Province, People’s Republic of China (“PRC”) on March 28, 1993.  Pursuant to these agreements, Yixing Dragon Path is obligated to absorb a majority of the risk of loss from Zhenyu’s activities and entitled it to receive a majority of its expected residual returns. In addition, Zhenyu’s shareholders have pledged their equity interest in Zhenyu to Yixing Dragon Path, irrevocably granted Yixing Dragon Path an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Zhenyu and agreed to entrust all the rights to exercise their voting power to the persons appointed by Zhenyu. Through these contractual arrangements, the Company and Yixing Dragon Path hold all the variable interests of Zhenyu. Therefore, the Company is the primary beneficiary of Zhenyu.

Zhenyu owns 75% of Jiangsu Jinyu Environmental Engineering Co., Ltd.  (“Jinyu”), a sino-foreign joint venture established under the laws of PRC on June 7, 2004, with registered capital of $1,120,000. Jinyu primarily engages in the design, manufacture and installation of environmental protection equipment and engineering projects (or systems) for waste water treatment, as well as providing after-sales services to customers. Jinyu is located in Yixing City, the same location of Zhenyu. On January 28, 2010, before the closing of the Merger, the minority shareholder of Jinyu transferred the remaining 25% of the interest in Jinyu to Dragon Path in exchange for $280,000.  As a result, Dragon Path owns 100% of Jinyu, 75% of which was indirectly owned through Zhenyu, 25% of which was directly owned by Dragon Path.

Based on these contractual arrangements, the Company believes that Zhenyu and its subsidiary and affiliates should be considered as Variable Interest Entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) 510 “Consolidation of Variable Interest Entities. Accordingly, the Company consolidates Zhenyu and its subsidiary’s results, assets and liabilities.

Our structure is set forth in the diagram below:

Our Business Overview

We conduct our business in China primarily through our variable interest entities Zhenyu and its 75% owned subsidiary Jiangsu Jinyu Environmental Engineering Co., Ltd.  We believe we are a well recognized China-based water treatment equipment supplier and project contractor. Holding five national patents and through sixteen years of development, we believe we have a relatively strong market share in waste water treatment sector in China and are ranked among top six of Yixing City’s best environmental protection enterprises based on Yixing Municipal Government’s ranking of 2009 outstanding environment protection enterprises (Yizhengfa Document No.[2010]18). We believe Yixing is the country’s production base for environmental protection equipment.  We are headquartered in Yixing, Jiangsu, with total building areas of 7,800 square meters. As of March 31, 2010, we have 171 employees in total.

We carry out our business based on two models: (i) equipment sales from customer orders; and (ii) project installation which includes the design, manufacturing and installation of waste water treatment equipment. We acquire our product orders and projects through a transparent auction bid process. In terms of pricing strategy, we have a flexible pricing policy to target different market segments and different customers.

Our key products include ZFP-1380 Rotating Disc Aeration equipment, ZYXG Series of Sludge Suction Scraper, ZYSR Series of Surface Scraper and other water treatment Environmental protection equipment. These products can be divided into four categories:

i.	Circulating water treatment equipment
ii.	Water purification equipment
iii.	Waste water treatment equipment
iv.	Municipal waste water treatment equipment

The following table summarizes our four product lines:

	Circulating Water Treatment	Water Purification	Waste Water Treatment	Municipal Waste Water Treatment
Production Commencing Time	1993	1994	1996	2000
Name Of Major Product Under Each Product Line	Cooling tower, Mechanical accelerated clarification basin, Lime storage silo	Gravel filter, Automatic filter and Equipment for dealing with municipal sewage Reverse Osmosis System and devices Ultra Filtration Device	Equipment for dealing with sewage with waste coal, dealing with sewage with waste oil	Mechanical Grid, Grid of rotating drum, Whirlwind sand-settling machine, Peripheral-driven sludge scraper, Oxidation rotating disc aeration equipment, Rotatory decanter, etc.
Product Usage Example
Cooling Tower: used to cool high temperature water for recycling and reusing, often applied to enterprises in smelting industry
Mechanical accelerated clarification basin: stratify (or separate) the clear water out of the sewage for recycling and reusing through increasing the coagulation of sewage and water treatment

Gravel filter and automatic filter: remove the large grain-shaped impurities, such as gravel, suspended solids, organic materials, etc.

Reverse osmosis system and devices and Ultra filtration device: with the aid of reverse osmosis films, split heavy metal, pesticides, bacteria and suspended solids out of the waste water in order to purify the water
Integrated processing and treatment of the sewage and waste water from electricity plants
Integrated processing and treatment of industrial sewage, municipal sewage (through our oxidation ditch treatment process  and SBR techniques) to lower (or) remove the suspended solids in sewage, lower BOD and COD, and make the water meet the national standards

Applied Industry	Applied to electricity industry, crude oil and chemical industry, steel smelting industry	Applied to electricity, petroleum and chemical, steel and smelting industries as well as to municipal waste water treatment	Applied to electricity industry	Applied to treatment of industrial waste and municipal waste water

The major characteristics and competitive advantages of our core products include:

●	ZFP-1380 Rotating Disc Aeration equipment- High efficiency in adding oxygen, low energy consumption rate, easy to maintain and long useful life.
●	ZYSR Rotatory Decanter- Smart LCD control, high efficiency in prevention of slag, large volume of water decanting, long stroke, reliable seal and lower power consumption.
●	ZYXG Peripheral- Driven Sludge Suction Scraper-max width of the bridge reaches 60 meters, supported by a center pedestal and with stable mechanical properties.
●	ZYTS Air Sand Bailer- Absorb gravel sands thoroughly with no jam.

For the six months ended March 31, 2010 and for our most recent fiscal year ended September 30, 2009, we generated approximately net revenues of $ 25 million and $ 26 million, respectively, with net income of $4.5 million and $6.018 million respectively for the periods indicated.

Factors Affecting Our Results of Operations

We believe that the following factors affect our financial performance:

Increasing Demand for Water Treatment Equipment

We believe rapid growth in the water treatment equipment industry in China has positively affected our financial result. We believe such growth was driven by several key factors, including growth in population, industrialization and urbanization, and the Chinese government’s economic stimulus plan released at the end of 2008. According to the Freedonia Group, the demand for water treatment products in China is estimated to increase nearly 15.5% per year through 2012. As the Chinese government imposes stricter environmental and water quality standards to promote sustainable economic growth, we believe that water treatment will become a priority issue for municipalities, industries and commercial businesses.

On November 5, 2008, the State Council of China announced an economic stimulus plan in the amount of $585 billion to stimulate economic growth and bolster domestic demand. The economic stimulus plan includes, among others, increased spending on basic infrastructure construction projects for water, electricity, gas and heat to improve the standard of living in China and protect the environment. Because of the economic stimulus plan and the projected increase in demand for affordable purified water as China continues to industrialize and modernize, we believe that the water treatment industry, and in turn the demand for our products and related project engineering, will continue to experience strong growth for the foreseeable future.

Fluctuations in Raw Material and Components Costs

Major raw materials used in our production process include steel, polyresen, industrial chemicals, standardized mechanical parts, and electrical elements. Approximately 98% of our raw materials and parts are purchased locally. For parts that have to be imported, we use the local agents of foreign companies, such as SEW, Ruode, and Siemens. Some raw materials and components, especially steel, have been susceptible to fluctuations in price and availability. Significant increases in raw materials and components prices will have a materially adverse effect on our gross profits.

 Intellectual Property

We believe that our patents, trademarks, trade secrets and other intellectual property rights are critical to our business. We rely on trademark and copyright laws, trade secret protection, non-competition and confidentiality and/or licensing agreements with our executive officers, clients, research and development personnel and others to protect our intellectual property rights. We do not possess any licenses to use third-party intellectual property rights nor do we license to third-parties any intellectual property rights we own.

Patents

We own five national patents, four of them are functional innovations and one is related to exterior design. In 2009, we submitted applications for three new patents and as of March 31, 2010, these applications are still pending approval by the applicable government authorities.

The following table summarizes the basic information of our patents:

Name of the patent	Innovator	Application number	Date of application	Date of public	Patent number	Effective period
Oxidation Rotating Disc	Boping Li & Jieping Wang	150178	9/25/1999	5/18/2000	ZL99325340.7	10 years

Improved Oxidation Rotating Disc	Boping Li & Jieping Wang	394958	10/4/1999	7/7/2000	ZL99229570.X	10 years

Improved Oxidation Rotating Disc	Boping Li & Jieping Wang	415406	2/16/2000	11/25/2000	ZL00219414.7	10 years

Improved Oxidation Rotating Disc	Boping Li & Jieping Wang	427729	5/16/2000	3/1/2001	ZL00220296.4	10 years

Improved Oxidation Rotating Disc and Bearing	Boping Li & Jieping Wang	729298	4/30/2003	9/28/2005	ZL03221600.9	10 years

Improved Water Decanter	Boping Li & Jieping Wang	616921	4/30/2003	5/12/2004	ZL03221599.1	10 years

Trademark

Our “Zhenyu” trademark (No.5213411) has been approved by the national authority. We also have filed two other trademark applications which are now under review by the National Trademark Bureau.

Sales and Marketing

We sell our products and services primarily through direct sales. Our sales strategy is to appoint our sales representatives to market our products to targeted customers on a one-on-one basis.

In addition to the above sales strategy, we also have refined our strategies to target certain specific industries. For example, we have appointed sales representative in  Jinmen, Hubei Province to promote our sales to the local branch of a leading petrochemical company.  We also have appointed sales representative in Beijing in order to manage our projects with one of our important customers in Beijing and to promote our services to other companies in the electricity industry.  In 2009, we appointed sales representatives in Xinjiang and Inner Mongolia to promote our equipment sales and engineering installation projects with targeted customers in the crude oil and electricity industry, respectively. We believe that this strategy will help us broaden the market coverage of our products and services.

Major Customers

Our major customers and product application include:

i.
Crude Oil and Chemical Industry- Our products for this industry include large-scale circulating water cooling tower equipment, filtering and purification equipment, devices for adding chemical reagents, deodorization project. We entered into the crude oil industry through our cooperative water treatment project with a leading Chinese petrochemical company. Our success and reputation gained from this project enabled us to expand our business in this industry.

ii.	Municipal Waste Water Treatment- One of our sewage treatment projects in Henan has helped us successfully win the bid on several other projects.

iii.
Electricity and Smelting Industry- Our products and services in these areas include chemistry water treatment equipment, boiler water supply equipment, condensate treatment equipment and industrial waste water recycling and reusing equipment. Our successful project with a leading Chinese electricity power company helped us maintain long-term cooperative relationship with the “Big Four” state-owned electricity companies, namely China Huaneng Group, China Power Investment Corporation, China Guodian Corporation, and China Datang Corporation.

iv.
Transportation and Infrastructure Construction Industry- Our projects in this area include the design, manufacturing and installation of waste water treatment equipment related to highway construction.

We normally sell our waste water treatment equipments to a wide range of customers. No single customer accounted for more than 10% of our revenue or project expenditures for the six months ended March 31, 2010 nor for the fiscal year ended September 30, 2009.

Raw Materials and Major Vendors

Major raw materials used in our equipment manufacturing process include steel, polyresen, industrial chemicals, standardized mechanical parts, and electrical elements.  Approximately 98% of our raw materials and parts are purchased locally. For those raw materials and parts that have to be imported, we cooperate with the local agents of foreign companies, such as SEW, Ruode, and Siemens.

Over the past years, we have established strategic long term relationship with our suppliers. To attempt to assure our raw material supply, we typically keep a list of multiple vendors for each category of materials rather than using an exclusive vendor.

Our purchase of raw materials from our two largest vendors accounts for approximately 36.92% of our total purchases of raw materials for the six months ended March 31, 2010, with each vendor individually accounted for 26.82% and 10.11%, respectively.

Product Delivery

We strive to deliver our products or services to our customers on a timely basis.

For orders of our equipment in small quantity, we use China Railway Express or our own transportation vehicles for delivery. For large-scale equipment or larger orders of our equipment, we rely on logistics companies to make delivery.  To attempt to ensure timely delivery of our products to our customers, we have maintained good business relationships with our local logistics companies.

Quality Control

We emphasize quality control to attempt to ensure that our products and projects meet our standards and provide high quality service. We have implemented what we believe is a rigid quality control system and devote significant resources to quality control procedures at every stage of our manufacturing process. We monitor our manufacturing process closely and conduct performance and reliability testing to ensure our products to meet our end-user customers’ expectations. We regularly seek feedback from our end-user customers on the quality of our products.

In 2000, we acquired certificate of ISO9001. In terms of internal quality control in inventory management, we perform strict quality inspection on purchased materials and parts before warehousing. Inspection is conducted based on material quality, physical dimension, models and performance testing, etc. Personnel from our technology department, purchasing department, quality inspection department and warehouse participate in this process.

We perform strict quality inspection and performance testing in our manufacturing process to attempt to ensure our finished goods to meet the quality standards and customer demand.

Research and Development

In light of the rapid development of environmental protection industry and the large market demand emerging from the Chinese market, we are committed to strengthening our research and development (“R&D”) abilities. In 1999, we established a cooperative relationship with Shanghai Tongji University to form a Rotating Disc Aeration Testing Center, focusing on R&D as well as technological improvement activities on rotating disc aeration equipment. Our R&D effort on this matter enabled us to obtain four national patents.

We established our own R&D center in September 2007 with eight technical personnel specializing in R&D activities. As a result, an innovative product, ZYTS Air Sand Bailer, has been developed by our R&D staff for our client in Sichuan.

Our current R&D focus on (i) the extension of the basic sewage treatment projects, such as engineering construction of sewage treatment plants in Hubei and Hunan provinces, and (ii) advanced water treatment with technological innovation such as membrane treatment and biological packing for old sewage treatment plants remodeling along developed coastal areas in China.

Competition

The waste water treatment industry in China is highly competitive. We compete primarily on the basis of customer recognition and industry reputation, market coverage, research and development strength, comprehensive product offerings and a competitive cost structure. We believe that we have certain competitive advantages over our international competitors because of our relatively low cost structure, our good relationship with local government, our advanced technology applied in our manufacturing process, our patent protection as well as our manufacturing capacity and capability. We believe that, in order to maintain and enhance our competitive advantage, we must continue to focus on competitive pricing and technological innovation by improving our proprietary manufacturing processes.

Employees

As of March 31, 2010, we had 171 full time employees. The following table sets forth the number of our full time employees as of such date:

As of March 31, 2010
Management	9
R&D	8
Manufacturing	107
Sales and marketing	29
Quality control	5
Administrative and human resource	9
Accounting and finance	4
Total	171

Properties

Our principal executive offices are located at West Garden, Gaocheng Town, Yixing City, Jiangsu Province, P.R. China, 214214. We obtained a land use right of 10,619 square meters (approximately 114,302 square feet) from the relevant PRC land authority in April 2007. We have the right to use the land for 50 years on which our office premises, production facilities and warehouse are situated.

Discussion of Operation Result

Operation Results for the three Months Ended March 31, 2010 and 2009

Revenues

During the three months ended March 31, 2010, we reported revenues of $14,844,472 as compared to $4,220,056 for the three months ended March 31, 2009, an increase of $10,624,416, or 251.76%. The increase in our revenue for such period ended March 31, 2010 as compared to the prior comparative period was attributable to the following (i) in the same period of the prior year, we were focused on equipment sales, rather than on equipment-bundled installation projects which normally have a 5% to 10% higher profit margin than ordinary equipment sales. Starting in 2009, our business has transitioned from traditional equipment sales to a greater emphasis on the equipment installation projects, (ii) the market demand in China for high-quality waste water treatment equipment we believe is growing substantially as more old waste water treatment plants throughout China are undergoing improvement or upgrades, as required by many local governments, (iii) experience in our industry  and well-known brand has helped us obtain new and retain existing clients, (iv) we own several patents which helped to increase our voting power in the contract bidding process to successfully acquire customer orders, because our equipments with such patents enable us to provide  higher quality products  and comprehensive technical supports to customers than our competitors do, and (v) we have established good relationships with many local engineering design institutes  and their decisions normally play an important role to affect many clients in the project bidding process.

Cost of Revenue

During the three months ended March 31, 2010, our cost of revenue was $10,167,588 as compared to cost of revenue of $3,353, 669 during the three months ended March 31, 2009, an increase of $6,813,919, or 203.18%.  The increase in cost of revenue was primarily due to increased sales and associated sales taxes by various tax authorities, increased labor costs and increased prices of raw materials used in our manufacturing and installation projects.

Gross profit

For the three months ended March 31, 2010, our gross profit was $4,676,884, an increase of $3,810,497 or 439.81%, for the comparable period in 2009. Our overall gross profit as a percentage of revenues increased to 31.5% in the three months ended March 31, 2010 compared to 20.53% in the comparable period in the prior year.  Increase in our gross profit resulted in a large part in the shift in our business from traditional equipment sales characterized as relatively small sales quantities, higher production costs and relatively lower profit margin to providing comprehensive equipment sales and installation as well as project management, which enables us to conduct mass equipment sales, better utilize our manufacturing capacity and labor force, and effectively manage production costs.

Operating Expenses

Our operating expenses, which include selling, general and administrative expense, totaled $1,335,861 during the three  months ended March 31, 2010, as compared to $595,921 for the three months ended March 31, 2009. The increase in our operating expenses was mainly attributable to increases in marketing and promotion expenses, general administrative expenses to support our expanded business growth as we opened six local branches throughout China, increased salary expenses in support of our sales growth in selling expenses for  successful bidding the equipment-bundled installation project contracts, product delivery fees, and increases in advertising expenses to raise our brand awareness among customers.

Selling and Distribution Expenses

Selling and distribution expenses increased by $785,968, or 959.9%, to $867,851 for the three months ended March 31, 2010 from $81,883 for the three months ended March 31, 2009. This increase was attributable to our increased need to market our company's brand and products to local government, engineering design institutes as well as potential clients, to attempt to win the contract bids. The increase in selling expenses was in line with our increased business activities in different provinces of China. The increase in our selling and distribution expenses was also affected by increased salaries, sales commissions incurred in line with our increased sales volume.

General and Administrative Expenses

For the three months ended March 31, 2010, our general and administrative expenses were $468,010, representing a decrease of $46,028 or 8.95%, as compared to the general and administrative expenses incurred for the three months ended March 31, 2009. The decrease in our general and administrative expenses was primarily because we adopted more efficient cost control policies in late 2009 which enables us to better manage the business operation.

Other income (expenses)

Other income (expenses) primarily include interest income (expenses), bargain purchase gain and other income (expenses). Total net other income (expenses) amounted to $149, 782, which include interest expense of $10,658, bargain purchase gain of $126,099 and other income of $34,341, for the three months ended March 31, 2010, compared with $5,091, representing interest expenses only, for the comparable period in prior year.

On January 28, 2010, Dragon Path acquired the 25% equity interst of Jinyu from its minority shareholder for $280,000.  As a result of this transfer of ownership, Dragon Path now owns 100% interest of the Jinyu, consisting of the newly acquired 25% direct ownership and 75% indirect ownership through Zhenyu.  The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s condensed consolidated statements of income.  No bargain purchase gain was reported for the prior comparative period.

Total interest expense for the three months ended March 31, 2010 amounted to $10,658, representing $5,567 or 109.3% increase over the three months ended March 31, 2009. The increase in interest expense was primarily due to our increased short-term bank loan.

Other income amounted to $34,341, representing a 100% increase over the prior comparative period. Other income was tax return granted by our local tax authority.

Income taxes

The majority of our net income was from Zhenyu’s operations, which is subject to 25% income tax in PRC. Zhenyu suffered operating loss in 2006 and 2007.  For Chinese income tax purpose, these operating losses can be carried forward and are available to reduce future years' taxable income. For the three months ended March 31, 2009, no provision for income tax was required for Zhenyu as a result of the realization of prior period’s net operating loss carry-forward because we utilized deferred income tax assets of $71,762.

For the three months ended March 31, 2010, we recorded income tax provision of $826,990 reflecting our increased taxable income.

Net Income

We reported a net income of $2,663,815 for the three months ended March 31, 2010, as compared with $193,614 during the three months ended March 31, 2009. Such increase in our net income was primarily attributable to our increased revenue for the three months ended March 31, 2010, as well as our higher profit margin on the contracted projects versus sales of equipments in prior years, as our business continued to transition.

Other Comprehensive Income

Our business operations are conducted exclusively in the PRC, and, therefore, our functional currency is the RMB.  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $1,634 and $2,170 as of March 31, 2010 and 2009 , respectively.  The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.8258 RMB to 1.00 USD as compared to 6.8336 RMB to 1.00 USD at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to our income statements for the periods ended March 31, 2010 and 2009 were 6.8274 RMB and 6.832 RMB, respectively.

Operation Results for the Six Months Ended March 31, 2010 and 2009

Revenues

During the six months ended March 31, 2010, we reported revenues of $25,703,173 as compared to $8,439,461 for the six months ended March 31, 2009, an increase of $17,263,712, or 204.6%. The increase in our for the six months ended March 31, 2010 a compared to the prior comparative period was attributable to the following (i) in the same period of the prior year, we were focused on equipment sales, rather than on equipment-bundled installation projects which normally have a 5% to 10% higher profit margin than ordinary equipment sales. Starting in 2009, our business has transitioned substantially from traditional equipment sales to a greater emphasis on the equipment installation projects, (ii) the market demand in China for high-quality waste water treatment equipment we believe is growing substantially as more old waste water treatment plants throughout China are undergoing improvement or upgrades, as required by many local governments, (iii) our rich experience in our industry  and well-known brand has helped us obtain new and retain existing clients, (iv) we own several patents which helped to increase our voting power in the contract bidding process to successfully acquire customer orders because our equipments with such patents enable us to provide  higher quality products  and comprehensive technical supports to customers than our competitors do, and (v) we have established good relationships with many local engineering design institutes  and their decisions normally play an important role to affect many clients in the project bidding process.

Cost of Revenue

During the six months ended March 31, 2010, our cost of revenue was $17,431,388 as compared to cost of revenue of $6,760,639 during the six months ended March 31, 2009, an increase of $10,670,749, or 157.84%.  The increase in cost of revenue is primarily due to increased sales and associated sales taxes by various tax authorities, increased labor costs and increased prices of raw materials used in our manufacturing and installation projects.

Gross profit

For the six months ended March 31, 2010, our gross profit was $8,271,785, an increase of $6,592,963 or 392.71%, as compared with that of for the six months ended March 31, 2009. Our overall gross profit as a percentage of revenues increased to 32.18% in the six months ended March 31, 2010 compared to 19.89% for the comparable period in the prior year.  Increase in our gross profit resulted in a large part in the shift in our business from traditional equipment sales characterized as relatively small sales quantities, higher production costs and relatively lower profit margin to providing comprehensive equipment sales and installation as well as project management, which enables us to conduct mass equipment sales, better utilize our manufacturing capacity and labor force, and effectively manage production costs.

Operating Expenses

 Our operating expenses, which include selling, general and administrative expense,  totaled $2,289,976 during the six  months ended March 31, 2010, as compared to $1,167,707 for the six months ended March 31, 2009. The increase in our operating expense was mainly attributable to increases in our  general administrative expenses to support the our expanded business, salary expenses in support of our sales growth, selling expenses for  successful bidding the equipment-bundled installation project contracts, product delivery fees, and increases in advertising expenses to raise our brand awareness among customers.

Selling and Distribution Expenses

Selling and distribution expenses increased by $1,264,512, or 695.13%, to $1,446,423 for the six months ended March 31, 2010 from $181,911 for the six months ended March 31, 2009. This increase was attributable to our increased need to market our company's brand and products to local government, engineering design institutes as well as potential clients, to attempt to win the contract bids. The increase in selling expenses was in line with our increased business activities in different provinces of China. The increase in our selling and distribution expenses was also affected by increased salaries, sales commissions incurred in line with our increased sales volume.

General and Administrative Expenses

For the six months ended March 31, 2010, our general and administrative expenses were $843,553, representing a decrease of $142,243 or 14.4%, as compared to the general and administrative expenses for the six months ended March 31, 2009. The decrease in our general and administrative expenses was primarily because we  adopted a more efficient cost control policies in late 2009 which enables us to better manage the business operation,

Other income(expenses)

Other income (expenses) primarily includes interest income (expenses), bargain purchase gain and other income (expenses). Total net other income (expenses) amounted to $140,331, which include interest expense of $20,109, bargain purchase gain of $126,099 and other income of $34,341, for the six months ended March 31, 2010  compared with $9,618, which primarily represented interest expenses, for the comparable period in 2009.

On January 28, 2010, Dragon Path acquired the 25% equity interst of Jinyu from its minority shareholder for $280,000.  As a result of this transfer of ownership, Dragon Path now owns 100% interest of the Jinyu, consisting of the newly acquired 25% direct ownership and 75% indirect ownership through Zhenyu.  The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s condensed consolidated statements of income.  No bargain purchase gain was reported for the prior comparative period.

Total interest expense for the six months ended March 31, 2010 amounted to $20,109, representing $10,497 or 206.2% increase over the six months ended March 31, 2009. The increase in interest expense was primarily due to our increased short-term bank loan.

Other income amounted to $34,341, representing a 100% increase over the prior comparative period. Other income was tax return granted by our local tax authority.

Income taxes

The majority of our net income was from Zhenyu, which is subject to 25% of income tax in PRC. Zhenyu suffered operating loss in 2006 and 2007.  For Chinese income tax purpose, these operating losses can be carried forward and available to reduce future years' taxable income. For the six months ended March 31, 2009, no provision for income tax was required for Zhenyu as a result of the realization of prior period’s net operating loss carry-forward because we utilized deferred income tax assets of $125,376.  For the six months ended March 31, 2010, we recorded income tax provision of $1,475,366.

Net Income

We reported net income of $4,646,774 for the six months ended March 31, 2010, as compared with $376,121 during the six months ended March 31, 2009. Such increase in our net income was primarily attributable to our increased revenue for the six months ended March 31, 2010, as well as our higher profit margin on the contracted projects versus sales of equipments in prior years.

Other Comprehensive Income

We operate exclusively in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $1,322 and $10,577 for the six months ended March 31, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.8258 RMB to 1.00 USD as compared to 6.8336 RMB to 1.00 USD at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2010 and 2009 were 6.8274 RMB and 6.8379RMB, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and borrowings from PRC banks.  As of March 31, 2010, we had $4,192,190  in working capital.  Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as our bank loans, will be sufficient to meet our working capital requirement for our current operations over the next 12 months. To fully implement our business plan and continue our growth, however, we believe we will require additional capital. We currently have no agreement and/or commitment to obtain any such additional capital.

Total current assets increased to $10,435,778 as of March 31, 2010 from $4,092,724 as of September 30, 2009.  The primary changes in our current assets during this period were from changes in cash, accounts receivables, and inventory.

The increase in our cash and cash equivalents from $538,767 at September 30, 2009 to $3,302,241 at March 31, 2010 was due substantially to our increased sales revenue, rapid collection from clients upon completion of projects, increased bank loans and our strategic business transition from traditional equipment sales to equipment-bundled installation projects. The increase in our accounts receivable from $614,158 at September 30, 2009 to $2,390,620 at March 31, 2010 resulted primarily from increased sales activities related to several equipment-bundled installation projects which we carried out during such six month period. The increase of inventory, primarily in raw materials and finished goods, from $1,457,480 as of September 30, 2009 to $3,481,214 as of March 31, 2010 was due primarily to our inventory policy of stockpiling certain key materials we use in our operations at the beginning of each fiscal year, in order to prevent against the possible severe price fluctuation, especially the price of steel, and our increased sales activities required us to increase our inventory level to prepare for several new projects.

Our balance sheet as of March 31, 2010 and September 30, 2009 also reflects a change in retainage from $2,485,432 at September 30, 2009 to $2,422,568 as of March 31, 2010. Retainage represents the security deposits withheld by our customers to warrant against potential defects for the initial one year period upon sales of equipments or installation of water treatment projects. Retainage normally accounts for 5% to 10% of the total contract price, depending on various terms included in different equipment sales contracts or waste water treatment construction contracts. The deposits are to be refunded in one year up to two years after the completion of sales or installation.

Our total current liabilities as of March 31, 2010 totaled in the amount of $6,243,588 as compared to $4,474,210 at September 30, 2009. The increase in current liabilities was primarily due to the increase in our short-term bank loans, increases in advance from customers as well as increase in tax payable.  Our bank loan increased from $292,983 at September 30, 2009 to $1,025,509 at March 31, 2010, due to our increased working capital needs to support our increased business activities. The increase of tax payables from 1,341,918 at September 30, 2009 to $2,816,807 as of March 31, 2010 resulted from increased sales and taxable income.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for the next 12 months.

Discussion of Cash Flow

Comparison of cash flows results for the six months ended March 31, 2010 to the six months ended March 31, 2009, is summarized as follows:

	For the six months ended March 31,
	2010	2009
Cash flow from operating activities	$2,132,604	$2,659,720
Cash flow from investing activities	$(382,141)	$(8,111)
Cash flow from financing activities	$1,012,341	$-

Operating activities

Cash flows provided by operating activities during the six months ended March 31, 2010 amounted to $2,132,604, which consists of our net income of $4,646,774, adds back noncash adjustments of $316,229 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including increases in our accounts receivables of $2,127,240,   our taxes payable of $1,474,467 and inventory of $2,023,182 as a result of our business growth and expansion.

Cash flows provided by operating activities in the six months ended March 31, 2009 amounted to $2,659,720, which consist of our net income of $376,121 adds back noncash adjustments of $341,177 and offset by net changes in operating assets and liabilities  including the increase in accounts receivables of $2,050,696  and the increase of accounts payable of $2,969,311 primarily attributable to our increased installation projects and equipment sales which required more advances been made to us by our material suppliers to support our operating activities.

Cash flows from operations during the six months ended March 31, 2010 decreased by $527,116 or 19.8% as compared to the prior comparative period.  The increase in our cash flows provided by operations as of March 31, 2010 was mainly attributable to our increased sales activities which required more cash to be used in our operations.

Investing activities

Net cash used in investing activities amounted to $382,141 in the six months ended March 31, 2010, which represented (i) the $102,141 in the purchase of additional manufacturing machineries at our plants and some office equipment at our administration headquarters as well as local branches, and (ii) $280,000 cash paid by Dragon Path to purchase the 25% of minority interest in Jinyu from the original minority shareholder. Cash flows used in investing activities amounted to $8,111 in the six months ended March 31, 2009, which represented our purchase of some manufacturing equipment for our manufacturing plant only.  Cash flows used in investing activities in the six months ended March 31, 2010 increased by $374, 029 as compared to the comparable period in 2009, which is due to the purchase of additional fix assets and the purchase of remaining 25% shares in Jinyu.

Financing activities

Net cash provided by financing activities amounted to $1,012,341 in the six months ended March 31, 2010, which was due to increased short term bank loans in the amount of $732,341 (RMB 5 million) in late 2009 for working capital purposes to support our business growth, as well as capital contribution of $280,000 by Dragon Path related to the transfer of 25% minority interest in Jinyu from the original minority shareholder.  Net cash used in financing activities in the six months ended March 31, 2009 amounted to $1,462, 433 which represented our repayment of our long-term loans.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

See “Note 2. Summary of Significant Accounting Policies ” in “ Item 1. Financial Statements ” herein for a discussion of the critical accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10- Q (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

The Company has a relatively small number of professionals in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

● We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

● We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

● We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

● We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

● We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, and (iii) the Company’s business and operating results may be negatively impacted.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Control over Financial Reporting

Other than Yuqiang Wu was appointed as our new Chief Financial Officer replacing Ping Ye, there were no changes in our internal control over financial reporting for the six months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

See the “Risk Factors” of the Current Report on Form 8-K filed with SEC on February 12, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) On February 12, 2010, concurrent with the Merger, we adopted the fiscal year end of Zhenyu, our operating company, thereby changing our fiscal year end from June 30 to September 30. The audited financial statements for the new fiscal year will be reflected in the Company’s Form 10-K for the year ending September 30, 2010.

On May 19, 2010, Mr. Yuqiang Wu was appointed as our new Chief Financial Officer replacing Ms. Ping Ye.

(b) None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA ENVIRONMENTAL PROTECTION INC.

Date: May 24, 2010	By:/s/ Boping Li
Boping Li
Chief Executive Officer and Chairman

Date: May 24, 2010	By:/s/ Yuqiang Wu
Yuqiang Wu
Chief Financial Officer