Form 10-Q
period 2010-06-30
China Environmental Protection Inc.
filed 2010-08-23
CIK 1418475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-53783

CHINA ENVIRONMENTAL PROTECTION INC.
(Name of registrant as specified in its charter)

Nevada	75-3255056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Jiangsu Zhenyu Environmental Protection Technology Co. Ltd.
West Garden, Gaocheng Town
Yixing City, Jiangsu Province, P.R. China 214214
(Address of principal executive offices)(Zip Code)

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
Yes ☐          No ☒

As of August 23, 2010, the registrant had  17,170,015 shares of common stock issued and outstanding.

INTRODUCTION

Use of Certain Defined Terms

In this Quarterly Report on Form 10-Q, unless indicated otherwise, references to:

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

•	“China” and “PRC” refer to the People's Republic of China, and “BVI” refers to the British Virgin Islands;

•	“RMB” refers to Renminbi, the legal currency of China; and

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8263 for its September 30, 2009 audited balance sheet, and $1 = RMB6.7814 for its June 30, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.8263 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the nine months ended June 30, 2010, and $1= RMB6.8352 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for comparable period ended June 30, 2009; both of which were based on the average currency conversion rate for each respective quarter.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$7,863,364	$538,767
Restricted cash	387,020	80,863
Accounts receivable, net	5,856,729	614,158
Other receivables	502,890	1,120,818
Inventory	6,834,521	1,457,480
Prepaid expenses	-	47,379
Advance to suppliers	1,629,965	233,259
Total current assets	23,074,489	4,092,724

PROPERTY, PLANT AND EQUIPMENT, NET	1,656,440	1,665,574

OTHER ASSETS
Intangible asset, net	1,102,100	1,112,355
Retainage	2,771,087	2,485,432
Total other assets	3,873,187	3,597,787

TOTAL ASSETS	28,604,116	9,356,085

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans	1,032,229	292,983
Accounts payable	2,578,491	1,588,850
Salary and welfare payables	487,439	444,177
Taxes payable	3,884,246	1,341,918
Advance from customers	6,938,150	368,835
Other payables	388,904	437,447
Total current liabilities	15,309,459	4,474,210

TOTAL LIABILITIES	15,309,459	4,474,210

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value. 10,000,000 shares authorized;
Authorized 10,000,000 shares; none issued	-	-
Common stock, $0.001 par value; authorized 70,000,000 shares;
Issued and outstanding- 17,000,017 shares and 16,150,000
shares at June 30, 2010 and September 30, 2009, respectively	17,000	16,150
Additional paid-in capital	2,572,310	2,293,160
Accumulated other comprehensive income (loss)	544,475	(223,190)
Retained earnings	10,160,871	2,389,688
Total stockholders' equity	13,294,657	4,475,808
Non-controlling interest	-	406,067
Total equity	13,294,657	4,881,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,604,116	$9,356,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2010	2009	2010	2009

Net sales	$15,835,201	$8,247,023	$41,538,374	$16,686,484

Cost of goods sold	(10,169,603)	(5,352,400)	(27,600,991)	(12,113,039)

Gross profit	5,665,598	2,894,623	13,937,383	4,573,445

Selling, general and administrative expenses
Selling expenses	(604,642)	(16,529)	(2,051,065)	(198,440)
General and administrative expenses	(847,346)	(113,934)	(1,690,899)	(1,099,730)
Total SG&A expenses	(1,451,988)	(130,463)	(3,741,964)	(1,298,170)

Income from operations	4,213,610	2,764,160	10,195,419	3,275,275

Non-operating income (expenses):
Gain on Bargain purchase	3,525	-	129,625	-
Interest expenses	(11,024)	(4,606)	(31,133)	(14,218)
Other income (expenses)	6	(22)	34,347	(28)
Total non-operating income (expenses)	(7,493)	(4,628)	132,839	(14,246)

Income before income taxes	4,206,117	2,759,532	10,328,258	3,261,029

Provision for income taxes
Current	1,081,709	694,053	2,557,075	694,053
Deferred	-	260,844	-	386,220
Total income tax provisions	1,081,709	954,897	2,557,075	1,080,273

Net income	3,124,408	1,804,635	7,771,183	2,180,756
Less: net income (loss) attributable to the noncontrolling interest	-	(4,215)	-	7,826

Net Income attributable to China Environmental Protection Inc	3,124,408	1,808,849	7,771,183	2,172,929

Other comprehensive income
Foreign currency translation gain	766,343	124,912	767,665	135,489

Comprehensive Income	$3,890,751	$1,929,547	$8,538,848	$2,316,245

Basic and diluted earnings per share	$0.18	$0.112	$0.47	$0.14

Weighted average number of shares	17,000,000	16,150,000	16,581,250	16,150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,771,183	$2,180,756
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	147,240	119,831
Bad debt expense	995,631	125,044
Deferred tax expense	-	386,220
Gain on Bargain purchase	(129,625)	-
Decrease (increase) in current assets:
Restricted cash	(303,613)	-
Accounts receivable	(6,199,718)	(5,061,033)
Retainage	(267,434)	1,310,270
Other receivable	621,239	147,293
Inventory	(5,332,128)	(527,993)
Prepaid expenses	47,379	(19,319)
Advances to suppliers	(1,385,995)	(44,869)
Increase (decrease) in current liabilities:
Accounts payables and accrued expenses	972,690	2,969,311
Salaries and welfare payable	40,057	(117,298)
Taxes payable	2,519,548	617,946
Advance from customers	6,520,977	1,227,119
Other payables	(51,100)	470,815
Net cash provided by operating activities	5,966,331	3,784,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(109,710)	(10,723)
Purcahse of minority shares by Dragon Path	(280,000)	-
Net cash used in investing activities	(389,710)	(10,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	732,462	-
Repayment of short-term bank loans		(292,487)
Repayment of long term loans	-	(1,462,433)
Shareholder capital contribution	280,000	-
Net cash provided by (used in) financing activities	1,012,462	(1,754,920)

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	735,514	18,119

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,324,597	2,036,569

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	538,767	402,245

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,863,364	$2,438,814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$145,314
Interest paid	$31,133	$14,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Environmental Protection Inc (the “Company”) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the Management’s Discussion and Analysis and the  consolidated financial statements and notes thereto included in Form 8-K as filed with the Securities and Exchange Commission on February 12, 2010.

The results of operations for the nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2.  ORGANIZATION

China Environmental Protection Inc. (the “Company”), formerly known as T.O.D. Taste On Demand Inc., was incorporated in the state of Nevada. On February 12, 2010, the Company entered into a share exchange agreement and acquired all of the outstanding capital stock of Dragon Path International Limited, a British Virgin Islands corporation (“Dragon Path”), through China Environmental Protection Inc, a Nevada corporation (the “Merger Sub”) wholly owned by the Company. Dragon Path is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Substantially all of Dragon Path's operations are conducted in China through Yixing Dragon Path, and through contractual arrangements with Yixing Dragon Path’s consolidated affiliated entitity in China, Jiangsu Zhenyu Environmental Protection Technology Co. Ltd. (“Zhenyu”). Zhenyu is engaged in design, manufacture, and installation of waste water treatment equipment for environmental protection purposes, as well as providing high-quality after-sales services.

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

On March 24, 2010, the Company’s name was changed from “T.O.D. Taste on Demand, Inc.” to the Merger Sub’s name “China Environmental Protection Inc.” to better reflect the Company’s business.

Dragon Path International Limited (“Dragon Path”) was organized under the laws of the British Virgin Island on November 5, 2009. Dragon Path International Limited owns 100% of the equity interest of Yixing Dragon Path Environmental Technology Limited (“Yixing Dragon Path”), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China on January 26, 2010.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  ORGANIZATION (Continued)

Dragon Path does not conduct any substantive operations of its own. Instead, through its subsidiary, Yixing Dragon Path, it had entered into certain exclusive contractual agreements with Jiangsu Zhenyu Environmental Protection Technology Co., Ltd. (“Zhenyu”), a company incorporated in Yixing City, Jiangsu Province, People’s Republic of China (“PRC”) on March 28, 1993.  Pursuant to these agreements, Yixing Dragon is obligated to absorb a majority of the risk of loss from Zhenyu’s activities and entitled it to receive a majority of its expected residual returns. In addition, Zhenyu’s shareholders have pledged their equity interest in Zhenyu to Yixing Dragon, irrevocably granted Yixing Dragon an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Zhenyu and agreed to entrust all the rights to exercise their voting power to the persons appointed by Zhenyu. Through these contractual arrangements, the Company and Yixing Dragon Path hold all the variable interests of Zhenyu. Therefore, the Company is the primary beneficiary of Zhenyu.

Based on these contractual arrangements, the Company believes that Zhenyu and its subsidiary, Jiangsu Jinyu Environmental Engineering Co,. Ltd. (“Jinyu”) and affiliates should be considered as Variable Interest Entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) 510 “Consolidation of Variable Interest Entities. Accordingly, the Company consolidates Zhenyu and its subsidiary’s results, assets and liabilities.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Total cash at June 30, 2010 and September 30, 2009 amounted to $7,863,364 and $538,767 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable

The Company carries accounts receivable at cost less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs and account adjustments based upon contractual terms. The allowance for doubtful accounts totals $ 1,020,131and $17,797 as of June 30, 2010 and September 30, 2009, respectively.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retainage

Retainage represents the security deposits withheld by the Company’s customers to warrant against potential defects for the sales of equipments or installation of water treatment projects. Retainage normally accounts for 5% to 10% of the total contract price, depending on various terms included in different equipment sales contracts or waste water treatment equipment installation contracts. The deposits are to be refunded within two years after the completion of sales or installation. Total retainage at June 30, 2010 and September 30, 2009 amounted to $2,771,087 and $ 2,485,432, respectively.

The Company's experience for costs and expenses in connection with product warranties covered by retainage has been minimal and during the nine months ended June 30, 2010 and the year ended September 30, 2009, no such warranty accrual was considered necessary. The Company also considers the assets to be impaired if the collectability of retainage becomes doubtful.  The Company has not experienced any losses in such accounts, and accordingly no allowance was recorded for the nine months ended June 30, 2010 and for the year ended September 30, 2009.

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

Revenue recognition

The Company sells waste water treatment equipment or facilities to various industrial or municipal clients through sales orders or equipment-bundled installation contracts. All of the Company’s sales and installation contracts are generally short-term in nature, range from three to six months. The Company recognizes sales based on the completed contract method. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advance from customers.

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

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, plant and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditure incurred after the  assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to expense  in the year in which it is incurred.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Plants and Buildings	20 years
Machinery and office equipment	10 years
Vehicles	5 years

Any gain or loss on disposal or retirement of a property or equipment is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in operations.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, - and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the nine months ended June 30, 2010 and for the year ended September 30, 2009.

Fair value of financial instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. It clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other current assets, short-term loans, accounts payable, taxes payable,  advance from customers, other payables, accrued expenses, and, approximate their fair value due to the short term maturities of these instruments.

Foreign currency translation

The Company and Dragon Path maintain its accounting records in the United States Dollars (US$), whereas Zhenyu and Jinyu maintain their accounting records in the currency of Renminbi (“RMB”), the currency the PRC. For financial reporting purpose, RMB has been translated into US$ as the reporting currency in accordance with Statement of Financial Accounting Standard - No. 52, “Foreign Currency Translation”, which was subsequently codified within ASC 830, “Foreign Currency Matters”-. The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

	2010	2009
Period end RMB: USD exchange rate	6.7814	6.8307
Nine month average RMB: USD exchange rate	6.8263	6.8352

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Product warranty

The Company provides product warranty to its customers that all equipment manufactured by the Company will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment and installation. The Company's experience for costs and expenses in connection with such warranties has been minimal and during the nine months ended June 30, 2010 and the year ended September 30, 2009, no product warranty reserve was considered necessary.

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

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the nine months ended June 30, 2010 and 2009 were net income and the foreign currency translation adjustment.

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

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has determined the adoption of ASU 2010-06 will not have a material impact on its condensed consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 4. RESTRICTED CASH

Restricted cash is cash set aside for a particular use or event and is subject to withdrawal restrictions. Prior to the start of the construction and installation of waste water treatment projects, the Company is required to maintain certain deposits, as restricted cash, with PRC banks that provide quality guarantee to the Company’s industrial or municipal clients in relation to the execution of the construction and installation contracts of waste water treatment projects.  These deposits are normally equivalent to 5% to 10% of the contract price and are subject to withdrawal restrictions up to one year. Restricted cash amounted to $387,020 and $80,863 as of June 30, 2010 and September 30, 2009, respectively.

NOTE 5.  ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business. As of June 30, 2010 and September 30, 2009, accounts receivable, net of allowance for doubtful accounts, amounted to $5,856,729 and $614,158, respectively.

NOTE 6. INVENTORY

The inventory consists of the following:

	As of
	June 30, 2010	September 30, 2009
	(Unaudited)
Raw materials	$2,782,307	$763,203
Work-in-process	85,328	188,489
Finished goods	3,966,888	505,788

Total	$6,834,521	$1,457,480

No allowance for obsolete inventories was charged to operations for the three and nine months ended June 30, 2010 and 2009. Because all inventory items are durable in nature, the Company does not believe it is necessary to make any allowance for obsolete inventories.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. PROPERTY, PLANT and EQUIPMENT

The detail of property, plant and equipment is as follows:

	As of
	June 30, 2010	September 30, 2009
	(Unaudited)
Machinery & equipment	$570,300	$547,373
Vehicles	153,395	61,853
Plant and buildings	1,659,339	1,648,427
Subtotal	2,383,034	2,257,653

Less: accumulated depreciation	(726,594)	(592,079)

Property, plant and equipment, net	$1,656,440	$1,665,574

Depreciation expense for the nine months ended June 30, 2010 and 2009 was $129,738 and $102,398, respectively.  Depreciation expenses for the three months ended June 30, 2010 and 2009 was $23,578 and $43,695, respectively.

NOTE 8.  INTANGIBLE ASSET

Intangible asset includes land use right only. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the right to use the land). The land use right of 10,622 square meters was originally acquired by the Company for RMB 7,965,000 from the relevant PRC land authority in April 2007. The Company has the right to use the land for 50 years on which the office premises, production facilities and warehouse of the Company are situated, and amortized the right on a straight-line basis over the period of 50 years.

The following table summarizes the Company’s land use right:

	As of
	June 30, 2010	September 30, 2009
	(Unaudited)
Land use right	$1,174,536	$1,166,806
Less: accumulated amortization	(72,436)	(54,451)
Land use right, net	$1,102,100	$1,112,355

The amortization expense from the nine months ended June 30, 2010 and 2009 was $17,502 and $17,479 respectively. Amortization expense from the three months ended June 30, 2010 and 2009 was $5,836 and $5,831, respectively.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.  INTANGIBLE ASSET (Continued)

Based upon the current assumptions, the Company expects that its land use right will be amortized according to the following schedule:

Twelve months ended June 30,

2011	$23,426
2012	23,426
2013	23,426
2014	23,426
2015	23,426
Thereafter	984,970

Total	$1,102,100

NOTE 9.  SHORT-TERM  LOANS

Short-term  loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term  loans consisted of the following:

	As of
	June 30, 2010	September 30, 2009
	(Unaudited)

a) Loan payable to China Construction Bank	$737,308	$-

b) Loan payable to China Construction Bank Yixing Branch	294,921	292,983

Total	$1,032,229	$292,983

The loan (a) payable to China Construction Bank has an one year term from December 3, 2009, to December 2, 2010 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loans (a) shown above.

The loan (b) payable to China Construction Bank Yixing Branch  originally had an one year term from June 7, 2007 to June 6, 2008 with a fixed interest rate of 0.5703% per month. The loan was first renewed in 2008 for another year upon maturity for a higher fixed rate of 0.556% per month, and then renewed once again in 2009 for one more year with a lower fixed rate of 0.487% per month.. The Company pledged a land use right in the amount of approximately $0.25 million as well as a building in the amount of approximately $0.07 million as collateral for the loans (b) shown above. The Loan was paid off on July 10,   2010.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9.  SHORT-TERM  LOANS (Continued)

    Interest expense for the above short term loans totaled $31,133 and $14,218 for the nine months ended June 30, 2010 and 2009, respectively. Interest expense amounted to $11,024 and $4,606 for the three months ended June 30, 2010 and 2009, respectively.

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

    The following table reconciles the U.S. statutory rates to The Company’s effective tax rate for the nine months ended June 30, 2010 and 2009:

	For the nine months ended June 30,
	2010	2009

U.S. statutory income tax rate	35.0%	35.0%
Foreign income not recognized in the U.S.	(35.0%)	(35.0%)
China Staturoty income tax rate	25.0%	25.0%
Net operating loss carry-forward (1)	-	(25.0%)
China income tax exemption (2)	(0.3%)
Effective consolidated income tax rate	24.70%	0.00%

(1)	Net operating loss carry-forward was used to offset taxable income in PRC.
(2)
 China income tax exemption represents the income tax that could be reduced by favorable tax treatment authorized by relevant tax authority on the net income of Jinyu only, which is subject to reduced tax rate of 12.5%, as it is registered as State-recognized high-tech company.

    The majority of the Company’s net income was from Zhenyu, which is subject to 25% of corporate income tax rate in PRC. Zhenyu suffered operating losses in 2006 and 2007. For Chinese income tax purpose, these operating losses can be carried forward and be available to reduce future years' taxable income. For the three and nine months ended June 30, 2009, the Company has utilized deferred income tax assets of $260,844 and $386,220. For the three and nine months ended June 30, 2010, the Company has reported income tax of $1,081,709 and $2,557,075, respectively.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. INCOME TAXES (continued)

    The following table set forth the detailed information about taxes payable as of June 30, 2010 and September 30, 2009, respectively:

	As of
	June 30, 2010	Septemeber 30, 2009
	(Unaudited)

VAT tax payable	$7,505	$17,544
Business tax payable	9,892	14,819
Income tax payable	3,865,136	1,308,061
Other tax and fees	1,713	1,493

Total taxes payable	$3,884,246	$1,341,918

NOTE 11. OTHER PAYABLES

    Other payables consist of balances for non-construction costs with unrelated companies and individuals with which the Company has business relationships. These amounts are unsecured, non-interest bearing and generally are short-term in nature. As of June 30, 2010 and September 30, 2009, other payables totaled $388,904 and $437,447, respectively.

NOTE 12.  CONCENTRATION OF RISKS

    Two major vendors provided approximately 21.434% of the Company’s purchases of raw materials for the nine months ended June 30, 2010, with each vendor individually accounting for 10.78% and 10.65%, respectively. Two vendors provided 44.26% of the Company’s purchase of raw materials for the nine months ended June 30, 2009, with each vendor individually accounting for 24.19% and 20.08%, respectively.

    For the nine months ended June 30, 2010, 88.81% of the Company’s sales revenue was generated from equipment-bundled installation projects, with four client accounted for more than 50.32% of the Company’s total sales.  For the same period of 2009, two clients accounted for more than 45% of the Company’s total sales.

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

    The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s condensed consolidated statements of income for the three months and nine months ended June 30, 2010. No bargain purchase gain was reported for the prior comparative period.

CHINA ENVIRONMENTAL PROTECTION INC AND SUBSIDIARIES
(FORMERLY T.O.D. TASTE ON DEMAND INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

    The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. It is management’s responsibility to estimate and accrue such possible severance payments. As of June 30, 2010, the Company’s condensed consolidated financial statement has not reflected such estimate.

NOTE 15. SUBSEQUENT EVENT

    On August 12, 2010, pursuant to the Board Resolution on the same date, the Company issued total of 169,998 shares of common stock, with par value of $0.001 and fair market value of $2.99 per share, to several employees or consultants for services rendered to the Company during the fiscal year ended September 30, 2010. These shares are subject to standard restrictive legend and constitutes less than one percent of the Company’s issued and outstanding shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements. China Environmental Protection Inc. is referred to herein as “we”, “us”, “our”, or the “Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, among others: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors”. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document reflect the Merger and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Organizational History

    China Environmental Protection Inc. (the “Company”), formerly known as T.O.D. Taste On Demand Inc., is a corporation organized under the laws of the State of Nevada.

    On February 9, 2010, the Company entered into an Agreement and Plan of Merger with China Environmental Protection Inc., a Nevada corporation wholly owned by the Company (the “Merger Sub”), Dragon Path International Limited, a British Virgin Island corporation (“Dragon Path”), and the sole shareholder of Dragon Path, Weihua Zhao, pursuant to which the Merger Sub issued 100 shares in exchange for all of the outstanding capital stock of Dragon Path, and the 100 shares of the common stock of the Merger Sub were converted into approximately 16,150,000 shares of the common stock of the Company so that upon completion of the Merger, the shareholder of Dragon Path owned approximately 95% of the common stock of the Company(the “Share Exchange” or “Merger”).

    Before the closing of the Merger, the Company affected a 4.61896118 for 1 reverse split of the outstanding common stock of the Company, so that after such split there were approximately issued and outstanding 850,000 shares of common stock of the Company.

    Upon the closing of the Merger as of February 12, 2010, (i) the Merger Sub merged with and into Dragon Path, (ii) the Company’s total number of outstanding shares was 17,000,000, (iii) Dragon Path became the wholly owned subsidiary of the Company, (iv) the shareholder of Dragon Path became the owner of 95% of the Company’s common stock, and (v) the Company’s prior officers and directors resigned, and Mr. Boping Li was appointed as the Chairman and Chief Executive Officer, and Mr. Yuqiang Wu was appointed as the Director.

    Effective March 26, 2010, the Company changed its name from “T.O.D. Taste on Demand, Inc.” to “China Exvironmental Protection Inc.”, and the Company's Over-the-Counter Bulletin Board trading symbol was changed from “TOOT” to “CNVP”.

    The Company conducts all its business through Dragon Path, substantially all of whose operations are conducted through Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”), a wholly foreign owned entity (“WFOE”) organized under the laws of PRC on January 26, 2010.  Yixing Dragon Path entered into several exclusive contractual agreements with Jiangsu Zhenyu Environmental Protection Technology Co., Ltd. (“Zhenyu”), a company incorporated in Yixing City, Jiangsu Province, China on March 28, 1993. Pursuant to these agreements, Yixing Dragon Path is obligated to absorb a majority of the risk of loss from Zhenyu’s operation and entitled it to receive a majority of its expected residual returns. In addition, Zhenyu’s shareholders have pledged their equity interest in Zhenyu to Yixing Dragon Path, irrevocably granted Yixing Dragon Path an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Zhenyu and agreed to entrust all the rights to exercise their voting power to the persons appointed by Zhenyu. Through these contractual arrangements, the Company and Yixing Dragon Path hold all the variable interests of Zhenyu. Therefore, the Company is the primary beneficiary of Zhenyu.

Based on these contractual arrangements, the Company believes that Zhenyu and its subsidiary and affiliates should be considered as Variable Interest Entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) 510 “Consolidation of Variable Interest Entities”. Accordingly, the Company consolidates Zhenyu and its subsidiary’s results, assets and liabilities.

Zhenyu owns 75% equity interest of Jiangsu Jinyu Environmental Engineering Co., Ltd. (“Jinyu”). On January 28, 2010, Dragon Path also acquired the remaining 25% equity interest of Jinyu from its minority shareholder for an amount of $280,000.  As a result, Dragon Path currently owns 100% interest of Jinyu, consisting of the newly acquired 25% direct ownership and 75% indirect ownership through Zhenyu.

Our structure is set forth in the diagram below:

Business Overview

We conduct our business in China primarily through our variable interest entities Zhenyu and Jinyu.  We are a prominent China-based water treatment equipment supplier and project contractor. Holding five national patents and through sixteen years of development, we have relatively strong market share in waste water treatment sector in China and are ranked among top six of Yixing City’s best environmental protection enterprises based on Yixing Municipal Government’s ranking of 2009 outstanding environment protection enterprises (Yizhengfa Document No.[2010]18). Yixing is the country’s production base for environmental protection equipment.  We are headquartered in Yixing, Jiangsu, with total building areas of 7,800 square meters. As of June 30, 2010, we have 171 employees in total.

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

 Jinyu primarily engages in the design, manufacture and installation of environmental protection equipment and engineering projects (or systems) for waste water treatment, as well as provide after-sales services to customers.

For the nine months ended June 30, 2010 and for the most recent   fiscal year ended September 30, 2009, we generated approximately net revenues of $ 41 million and $ 26 million, respectively, with net income of $ 7.77 million and $ 6.018 million respectively for the periods indicated.

Factors Affecting Our Results of Operations

We believe that the following factors will continue to affect our financial performance:

Increasing Demand for Water Treatment Equipment

The rapid growth in the water treatment equipment industry in China positively affects our financial result. The growth was driven by several key factors, including growth in population, industrialization and urbanization, and Chinese government’s economic stimulus plan released at the end of 2008. According to the Freedonia Group, the demand for water treatment products in China is estimated to increase nearly 15.5% per year through 2012. As the Chinese government imposes stricter environmental and water quality standards to promote sustainable economic growth, we anticipate that water treatment will become a priority issue for municipalities, industries and commercial businesses.

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

Fluctuations in Raw Material and Components Costs

Major raw materials used in our production process include steel, polyresen, industrial chemicals, standardized mechanical parts, and electrical elements. 98% of our raw materials and parts were purchased locally. For parts that have to be imported, we choose to cooperate with the local agents of such foreign companies as SEW, Ruode, and Siemens. Some raw materials and components, especially steel, have been susceptible to fluctuations in price and availability. Significant increases in raw materials and components prices will have a direct and negative impact on our gross profits.

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

a)	Patents

We now owns five national patents, four of them are functional innovations and one is related to exterior design. In 2009, we submitted applications for three new patents and as of June 30, 2010, these applications are still pending for approval by relevant authorities.

The following table summarizes the basic information of our patents:

Name of the patent	Innovator	Application number	Date of application	Date of public	Patent number	Effective period
Oxidation Rotating Disc	Boping Li & Jieping Wang	150178	9/25/1999	5/18/2000	ZL99325340.7	10 years
Improved Oxidation Rotating Disc	Boping Li & Jieping Wang	394958	10/4/1999	7/7/2000	ZL99229570.X	10 years
Improved Oxidation Rotating Disc	Boping Li & Jieping Wang	415406	2/16/2000	11/25/2000	ZL00219414.7	10 years
Improved Oxidation Rotating Disc	Boping Li & Jieping Wang	427729	5/16/2000	3/1/2001	ZL00220296.4	10 years
Improved Rotating Disc and Bearing	Boping Li & Jieping Wang	729298	4/30/2003	9/28/2005	ZL03221600.9	10 years
Improved Water Decanter	Boping Li & Jieping Wang	616921	4/30/2003	5/12/2004	ZL03221599.1	10 years

b)	Trademark

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

In addition to the above sales strategy, we also have refined our strategies to target certain specific industries. For example, we  have appointed sales representative in  Jinmen, Hubei Province in order to promote our sales to the local branch of a leading petrochemical company; We also have appointed sales representative in Beijing in order to manage our projects with one of our important customers in Beijing and to promote our services to other companies in the electricity industry; In 2009, we newly appointed sales representatives in Xinjiang and Inner Mongolia in order to promote our equipment sales and engineering installation projects with targeted customers in the crude oil and electricity industry, respectively. We believe that this strategy will help us broaden the market coverage of our products and services.

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

iii.
Electricity and Smelting Industry- Our products and services in these areas include chemistry water treatment equipment, boiler water supply equipment, condensate treatment equipment and industrial waste water recycling and reusing equipment. Our successful project with a  leading Chinese electricity power companyhelped us maintain long-term cooperative relationship with the “Big Four” state-owned electricity companies, namely China Huaneng Group, China Power Investment Corporation, China Guodian Corporation, and China Datang Corporation.

iv.
Transportation and Infrastructure Construction Industry- Our projects in this area include the design, manufacturing and installation of waste water treatment equipment related to highway construction.

We normally sell our waste water treatment equipments to a wide range of customers. Since late 2009, we have shifted our business strategy from traditional equipment sales to focus on equipment-bundled installation projects, which have a 5% to 10% higher profit margin. As a result, some of the installation projects may account for significant percentage of our total sales revenue. For the nine months ended June 30, 2010, 88.81% of our sales revenue was generated from equipment-bundled installation projects, with four client accounted for more than 50.32% of our total sales.  For the same period of 2009, two clients accounted for more than 45% of our total sales.

Raw Materials and Major Vendors

Major raw materials used in our equipment manufacturing process include steel, polyresen, industrial chemicals, standardized mechanical parts, and electrical elements; 98% of our raw materials and parts were purchased locally. For those parts that have to be imported, we choose to cooperate with the local agents of such foreign companies as SEW, Ruode, and Siemens.

Over the past years, we have established strategic long term relationship with our suppliers. In order to guarantee our raw material supply, we typically keep a list of multiple vendors for each category of materials rather than using an exclusive vendor.

Our purchase of raw materials from our two largest vendors accounts for approximately 21.43% of our total purchases of raw materials for the nine months ended June 30, 2010, with each vendor individually accounted for 10.78% and 10.65%, respectively. Two vendors provided 44.26% of the Company’s purchase of raw materials for the nine months ended June 30, 2009, with each vendor individually accounting for 24.19% and 20.08%, respectively.

Product Delivery

We strive to deliver our products or services to our customers on a timely basis.

For orders of our equipment in small quantity, we use China Railway Express or our own transportation vehicles for the delivery. For large-scale equipment or larger orders of our equipment, we rely on logistics companies to make the delivery. In order to ensure timely delivery of our products to our customers, we  have maintained good business relationship with our local logistics companies to guarantee our product delivery.

Quality Control

We emphasize quality control to ensure that our products and projects meet our standards and provide high quality service. We have implemented a rigid quality control system and devote significant attention to quality control procedures at every stage of our manufacturing process. We monitor our manufacturing process closely and conduct performance and reliability testing to ensure our products to meet our end-user customers’ expectations. In addition, we regularly seek feedback from our end-user customers on the quality of our products.

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

We perform strict quality inspection and performance testing in our manufacturing process in order to ensure our finished goods meet the quality standards and customer demand.

Research and Development

In light of the rapid development of environmental protection industry and huge market demand emerging from the Chinese market, we are committed to strengthening our R&D abilities. In 1999, we established a cooperative relationship with Shanghai Tongji University to form a Rotating Disc Aeration Testing Center, focusing on research and development as well as technological improvement activities on rotating disc aeration equipment. Our R&D effort on this matter enabled us to obtain four national patents.

We established our own R&D center in September 2007 with eight technical personnel specializing in R&D activities. As a result, an innovative product, ZYTS Air Sand Bailer, has been developed by our R&D staff for our client in Sichuan.

Our current R&D focus includes (a) extension of the basic sewage treatment projects, such as engineering construction of sewage treatment plants in Hubei and Hunan provinces, and (b) advanced water treatment with technological innovation such as membrane treatment and biological packing for old sewage treatment plants remodeling along developed coastal areas in China.

Competition

The waste water treatment industry in China is highly competitive. We compete primarily on the basis of customer recognition and industry reputation, market coverage, research and development strength, comprehensive product offerings, and a competitive cost structure. We believe that we have some competitive advantages over our international competitors because of our relatively low cost structure, our good relationship with local government, our advanced technology applied in our manufacturing process, our patent protection  as well as our sufficient manufacturing capacity and capability. -. In order to maintain and enhance our competitive advantage, we must continue to focus on competitive pricing and technological innovation by improving our proprietary manufacturing processes.

Employees

As of June 30, 2010, we had 171 full time employees. The following table sets forth the number of our full time employees for the period indicated:

As of June 30, 2010
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

 Discussion of Operation Result

Operation Results for the three Months Ended June 30, 2010 and 2009

Revenues

During the three months ended June 30, 2010, we reported revenues of $15.8 million as compared to $8.24 million for the three months ended June 30, 2009, an increase of $7.58 million, or 92.01%. The increase in our revenue for the three months ended June 30, 2010 compared to the prior comparative period was attributable to the following reasons (1) in the same period of prior year, we still focused on equipment sales, rather than on equipment-bundled installation projects which normally have a 5% to 10% higher profit margin than ordinary equipment sales. Started from 2009, our company's business has undergone a big transition from traditional equipment sales to focus on the equipment installation projects. This transition has helped us to generate more sales revenue, (2) the market demand in China for high-quality waste water treatment equipment was huge, especially as more and more old waste water treatment plants all over China are undergoing improvement or upgrades, as required by many local governments, such market demand enables us to grasp more market opportunities to generate more revenue, (3) our rich experience in this industry  and well-known brand has helped us to win customer trust, resulting many clients are willing to establish good long-term relationship with us, and referring us to other new clients, (4) we own several patents which technically helped to increase our voting power in the contract bidding process to successfully acquire customer orders, (5) we have established good relationship with many local engineering design institutes  and their decisions normally play an important role to affect many clients in the project bidding process. Our good relationship with these engineering institutes has greatly helped us to obtain product orders or installation projects, (6) during the three months ended June 30, 2010, we strengthened our marketing efforts targeting several important market areas and several potential clients and eventually successfully obtained these product orders and projects.  Among them, Hua Ning Waste Water Treatment Plant, Ningbo Beilun Waste Water Treatment Plant project phase III,  Henan Zhengzhou Xinli Electricity Plant Waste Water Treatment Project as well as Chongqing Yudong Waste Water Treatment Plant have accounted for 17.3%, 11.84%, 10.78% and 10.4% of our total revenues respectively, and (7) during the three months ended June 30, 2010, we improved our after-sales services and dedicated to maintain a long-lasting good relationship with many of our old customers, which also helps us attract new clients throught old clients' referral.

Cost of Revenue

During the three months ended June 30, 2010, our cost of revenue was $10.1 million as compared to $5.35 million  during the three months ended June 30, 2009, an increase of $4,817,203, or 90.00%.  The increase in cost of revenue was primarily due to increased sales and associated sales taxes levied by various tax authorities, increased direct labor costs and increased prices of raw materials used in our manufacturing and installation projects for the three months ended June 30, 2010 as compared with that of in the prior comparative period.

Gross profit

For the three months ended June 30, 2010, the our gross profit was $5.66 million, an increase of $2.77 million or 95.73%, as compared with that of for the three months ended June 30, 2009. Our overall gross profit as a percentage of revenues increased to 35.78% in the three months ended June 30, 2010 compared to 35.10% in the comparable period in the prior year.  The increase in our gross profit was because (1) during the three months ended June 30, 2009, our business operation was still limited to traditional equipment sales which was characterized as relatively small sales quantities, higher production costs and relatively lower profit margin, (2) started from the middle of 2009,  we have shifted our business strategy  to focus on providing comprehensive equipment sales and installation as well as project management, which enables us to conduct mass equipment sales and  allows us to better utilize our manufacturing capacity and labor force, and effectively manage the production costs.

Operating Expenses

 Our operating expenses, which include selling, general and administrative expense, totaled $1.45 million during the three  months ended June 30, 2010, as compared to $130,463 for the three months ended June 30, 2009. The increase in our operating expenses was mainly attributable to the increase in marketing and promotion expenses incurred to obtain the targeted product orders or projects. In addition, increase in our  general administrative expenses to support our expanded business as we consecutively opened six local branches in different part of China, increase in salaries expenses in support our sales growth, increase in selling expenses for  successful bidding the equipment-bundled installation project contracts, increase in our product delivery fees, and increase in the advertising expenses to raise our brand awareness among customers all attributed to the increase of our operating expenses for the three months ended June 30, 2010 as compared to the prior comparative period.

Selling and Distribution Expenses

    Our selling and distribution expenses include:

    (1) Public relationship, marketing and promotion expenses,
    (2) Staff costs, which primarily consist of salaries and sales commissions as well as bonuses; and
    (3) Other related expenses.

    Selling and distribution expenses increased by $588,113, or 3,558%, to $604,642 for the three months ended June 30, 2010 from $16,529 for the three months ended June 30, 2009. The increase in selling and distribution expenses was attributable to our increased expenses in marketing our brand and products to local government, engineering design institutes as well as potential clients, in order to win the contract bid. The increase in selling expenses was in line with our increased business activities in different geographic provincial parts of China. The increase in our selling and distribution expenses was also affected by our increased salary, sales commissions incurred in line with our increased sales volume.

    We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more projects and target new markets to expand our operations.

General and Administrative Expenses

    Our General and administrative expenses principally include:

    (1) Staff salaries and benefits;
    (2) Traveling and entertainment expenses;
    (3) Professional fees, such as audit and legal fees, and
    (4) Other associated fees.

    For the three months ended June 30, 2010, our general and administrative expenses were $847,346, representing a increase of $733,412 or 643.72%, as compared to the general and administrative expenses incurred for the three months ended June 30, 2009. The increase in our general and administrative expenses was primarily due to the following reasons (1) increased salary expenses incurred for management because our Company has opened several local offices in different provinces, we need to send more accounting, financing and technical personnel to different local branches or clients to better manage the business operations, resulting increased travel expenses, (2) increased office expenses due to six new local offices been opened, (3) increased meals and entertainment expenses because increased business activities required more employee training be provided to sales representatives, and such training required these sales representatives travel back to our Company's headquarter, lead to increased hotel, meals and entertainment expenses, in addition,  increased business activities lead to increased potential clients, potential investors to visit the Company's headquarter or construction sites, which lead to related expenses increased, and (4) we incurred more legal and accounting fees in connection with our public listing in the U.S. capital market.

    We expect that general and administrative expenses will increase as we expand our business and operations, especially when we launch more installation projects and expand our business into more areas. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance its management’s skills and levels to adapt to the complex business environment for subjecting to the rules and regulations of United States securities laws and corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future.

Interest expense

    Net Interest expense increased from $4,606, during the three months ended June 30, 2009 to $11,024 for the three months ended June 30, 2010. The increase in interest expense was because we raised additional RMB 5 million short-term bank loan in December 2009 as a working capital. As the bank loan balance increased, we incurred more interest expenses for the three months ended June 30, 2010.  For the same period of last year, we only had RMB 2 million outstanding bank loan, accordingly, our interest expense was much lower than in 2010.

Income taxes

    The majority of our net income was from Zhenyu’s operation, which is subject to 25% of corporate income tax rate in PRC. Zhenyu suffered operating loss in 2006 and 2007.  For Chinese income tax purpose, these operating losses can be carried forward and be available to reduce future years' taxable income. Management believes that the realization of the deferred tax asset arising from these losses appear to be in the best interest to the Company's business operations. For the three months ended June 30, 2009, we reported total income tax of $954,897, including deferred income tax assets of $260,844, which was the realization of prior period’s net operating loss carry-forward for Zhenyu.

    For the three months ended June 30, 2010, we recorded income tax provision of $1,081,709 in line with the increased taxable income.

Net Income

    As a result of the factors described above, we reported net income of $3,124,408 for the three months ended June 30, 2010, as compared with $1,804,6352 during the three months ended June 30, 2009. The $1,319,559 increase in our net income was primarily attributable to our increased revenue for the three months ended June 30, 2010, as well as our higher profit margin on the contracted projects versus sales of equipments in prior years.

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

    Translation adjustments resulting from this process amounted to $766,343 and $124,912 during the three months ended  June 30, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.7814 RMB to 1.00 USD as compared to 6.8336 RMB to 1.00 USD at June 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2010 and 2009 were 6.8241 RMB and 6.8300 RMB, respectively.

Operation Results for the Nine Months Ended June 30, 2010 and 2009

Revenues

    During the nine months ended June 30, 2010, we reported revenues of $41.5 million as compared to $16.7 million for the nine months ended June 30, 2009, an increase of $24.8 million, or 148.93%. The increase in our sales revenue for the nine months ended June 30, 2010 compared to the prior comparative period was attributable to the following reasons (1) in the same period of prior year, we still focused on equipment sales , rather than on equipment-bundled installation projects which normally have a 5% to 10% higher profit margin than ordinary equipment sales. Started from 2009, our company's business has undergone a big transition from traditional equipment sales to focus on the equipment installation projects. This transition has helped us to generate more sales revenue, (2) the market demand in China for high-quality waste water treatment equipment was huge, especially as more and more old waste water treatment plants all over China are undergoing improvement or upgrades, as required by many local governments, such market demand enables us to grasp more market opportunities,  (3) our rich experience in this industry  and well-known brand has helped us to win customer trust, resulting many clients are willing to establish good long-term relationship with us, and referring us to other new clients, (4) we own several patents which technically helped to increase our voting power in the contract bidding process to successfully acquire customer orders, (5) we have established good relationship with many local engineering design institutes  and their decisions normally play an important role to affect many clients in the project bidding process. Our good relationship with these engineering institutes has greatly helped us to obtain product orders or installation projects, (6) during the nine months ended June 30, 2010, we strengthened our marketing efforts targeting several important market areas and potential clients and eventually successfully obtained these product orders and projects.  Among them, Hua Ning Waste Water Treatment Plant, Ningbo Beilun Waste Water Treatment Plant project phase III,  Henan Zhengzhou Xinli Electricity Plant Waste Water Treatment Project , Chongqing Yudong Waste Water Treatment Plant, Datang Group Waste Water Treatment Plant, and Ningxia Xiajin Waste Water Treatment Plan have accounted for 17.3%, 11.84%, 10.78% and 10.4% , 9.91% and 8.42% of our total revenues respectively, and (7) during the nine months ended June 30, 2010, we have improved our after-sales services efforts and dedicated to maintain a long-lasting good relationship with many of our old customers, which also helps us attract new clients throught old clients' referral.

Cost of Revenue

    During the nine months ended June 30, 2010, our cost of revenue was $27.6 million as compared to cost of revenue of $12.1 million during the nine months ended June 30, 2009, an increase of $15.4 million, or 127.86%.  The increase in cost of revenue is primarily due to increased sales and associated sales taxes levied by various tax authorities, increased direct labor costs and increased prices of raw materials used in our manufacturing and installation projects.

Gross profit

    For the nine months ended June 30, 2010, our gross profit was $13.9 million, an increase of $9.36 million or 204.75%, as compared with that of for the nine months ended June 30, 2009. Our overall gross profit as a percentage of revenues increased to 33.55% in the nine months ended June 30, 2010 compared to 27.41% in the comparable period in prior year.  The increase in our gross profit was primarily attributable to our increased sales revenue. The increase in our gross profit margin was also because  (1) during the nine months ended June 30, 2009, our business operation was still limited to traditional equipment sales which was characterized as relatively small sales quantities, higher production costs and relatively lower profit margin, (2) started from the middle of 2009,  we have shifted our business strategy  to focus on providing comprehensive equipment sales and installation as well as project management, which enables us to conduct mass equipment sales and  allows us to better utilize our manufacturing capacity and labor force, and effectively manage the production costs. As a result, we can earn a much higher profit margin for the nine months ended June 30, 2010.

Operating Expenses

    Our operating expenses, which include selling, general and administrative expense,  totaled $3.74 million during the nine  months ended June 30, 2010, as compared to $1.29 million for the nine months ended June 30, 2009. The increase in our operating expenses was mainly attributable to the increase in marketing and promotion expenses incurred in order to obtain the targeted product orders or projects. In addition, increase in our  general administrative expenses to support our expanded business as we consecutively opened six local branches in different part of China, increases in salaries expenses in support of our sales growth, increase in selling expenses for  successful bidding the equipment-bundled installation project contracts, increase in our product delivery fees, and increase in the advertising expenses to raise our brand awareness among customers all attributed to the increase of our operating expenses for the nine months ended June 30, 2010 as compared to the prior comparative period.

Selling and Distribution Expenses

    Our selling and distribution expenses include:

    (1) Public relationship, marketing and promotion expenses,
    (2) Staff costs, which primarily consist of salaries and sales commissions as well as bonuses; and
    (3) Other related expenses.

    Selling and distribution expenses increased by $1.85 million, or 933.59%, to $2.05 million  for the nine months ended June 30, 2010 from $198,440 for the nine months ended June 30, 2009. The increase in selling and distribution expenses was attributable to our increased expenses in marketing our company's brand and products to the local government, engineering design institutes as well as potential clients, in order to win the contract bid. The increase in selling expenses was in line with our increased business activities in different geographic provincial parts of China. The increase in our selling and distribution expenses was also affected by our increased salary, sales commissions incurred in line with our increased sales volume.

We expect that our selling and marketing expense will increase as we increase our sales efforts, launch more projects and target new markets to expand our operations.

General and Administrative Expenses

Our General and administrative expenses principally include:

(1) Staff salaries and benefits;
(2) Traveling and entertainment expenses;
(3) Professional fees, such as audit and legal fees, and
(4) Other associated fees.

For the nine months ended June 30, 2010, our general and administrative expenses were $1.69 million, representing an increase of $591,169 or 53.76%, as compared to the general and administrative expenses for the nine months ended June 30, 2009. The decrease in our general and administrative expenses was primarily due to the following reasons (1) increased salary expenses incurred for management because our Company has opened several local offices in different provinces, we need to send more accounting, financing and technical personnel to different local branches or clients to better manage the business operations, resulting increased travel expenses, (2) increased office expenses due to six new local offices been opened, (3) increased meals and entertainment expenses because increased business activities required more employee training be provided to sales representatives, and such training required these sales representatives travel back to our  Company's headquarter, lead to increased hotel, meals and entertainment expenses, in addition,  increased business activities lead to increased potential clients, potential investors to visit the Company's headquarter or construction sites, which lead to related expenses increased, and (4) we incurred more legal and accounting fees in connection with our public listing in the U.S. capital market.

We expect that general and administrative expenses will increase as we expand our business and operations, especially when we launch more installation projects and expand our business into more areas. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance its management’s skills and levels to adapt to the complex business environment for subjecting to the rules and regulations of United States securities laws and corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future.

Interest expense

Net Interest expense increased from $14,218, during the nine months ended June 30, 2009 to $31,133  for the nine months ended June 30, 2010. The increase in interest expense was because we raised additional RMB 5 million short-term bank loan in December 2009 as working capital. As the bank loan balance increased, we incurred more interest expenses for the nine months ended June 30, 2010. For the same period of last year, we only had RMB 2 million outstanding bank loan, accordingly, our interest expense was much lower than in 2010.

Income taxes

The majority of our net income was from Zhenyu, which is subject to 25% of corporate income tax rate in PRC. Zhenyu suffered operating loss in 2006 and 2007.  For Chinese income tax purpose, these operating losses can be carried forward and be available to reduce future years' taxable income. Management believes that the realization of the deferred tax asset arising from these losses appear to be in the best interest to the Company's business operations. For the nine months ended June 30, 2009, we reported a total income tax of $1,080,273, including deferred income tax assets of $386,220 utilized, which was the realization of prior period’s net operating loss carry-forward for Zhenyu.

For the nine months ended June 30, 2010, we recorded income tax provision of $2,557,075.

Net Income

As a result of the factors described above, we reported net income of $7,771,183 for the nine months ended June 30, 2010, as compared with $2,180,756 during the nine months ended June 30, 2009. The $5,590,427 increase in our net income was primarily attributable to our increased revenue for the nine months ended June 30, 2010, as well as our higher profit margin on the contracted projects versus sales of equipments in prior years.

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

Translation adjustments resulting from this process amounted to $767,665 and $135,489 for the nine months ended June 30, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.7814 RMB to 1.00 USD as compared to 6.8336 RMB to 1.00 USD at June 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2010 and 2009 were 6.8263 RMB and 6.8352RMB, respectively.

Liquidity and Capital Resources

 Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

To date, we have financed our operations primarily through cash flows from operations and borrowings from banks.  As of June 30, 2010, we had $7,765,030 in working capital,  Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

Total current assets increased to $23,074,489 as of June 30, 2010 from $4,092,724 as of September 30, 2009.  The primary changes in our current assets during this period were from changes in cash, accounts receivables, and inventory.

The increase in our cash and cash equivalents from $538,767 at September 30, 2009 to $7,863,364 at June 30, 2010 was due to our increased sales revenue and rapid collection from clients upon completion of the projects. Our increased bank loan also made more cash available to be used in our daily operations. Our strategic business transition from traditional equipment sales model to current equipment-bundled installation project model and associated several equipment-bundled installation projects completed as of June 30, 2010 accounted for the increase of cash and accounts receivables. The increase in our accounts receivable from $614,158 at September 30, 2009 to $5,856,729 at June 30, 2010 was primarily because our increased sales activities related to several equipment-bundled installation projects which we carried out during the past nine months increased our uncollected sales on account balance.  The increase of inventory, primarily in raw materials and finished goods, from $1,457,480 as of September 30, 2009 to $6,834,521 as of June 30, 2010 was because (1) we increased the stockpiling of certain key materials to be used in our production and installation projects based on our successful bid, in order to prevent against the possible severe price fluctuation, especially the price of steel, and (2) our increased sales activities require us to increase our inventory level to prepare for several new projects we’re carrying out or will be executed soon. .

Our balance sheet as of June 30, 2010 and September 30, 2009 also reflect a change in retainage from $2,485,432 at September 30, 2009 to $2,771,087 as of June 30, 2010. Retainage represents the security deposits withheld by our customers to warrant against potential defects for the initial one year period upon sales of equipments or installation of water treatment projects. Retainage normally accounts for 5% to 10% of the total contract price, depending on various terms included in different equipment sales contracts or waste water treatment construction contracts. The deposits are to be refunded in one year up to two years after the completion of sales or installation.

Our total current liabilities as of June 30, 2010 totaled in the amount of $15,309,459 as compared to $4,474,210 at September 30, 2009. The increase in current liabilities was primarily due to the increase in our short-term bank loan, increase in advance from customers as well as tax payable.  Our bank loan increased from $292,983 at September 30, 2009 to $1032,229 at June 30, 2010 was due to our working capital need in order to support our increased business activities. The increase of tax payable from $1,341,918 at September 30, 2009 to $3,452,861 as of June 30, 2010 was because our increased sales and taxable income required us to pay more taxes.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations.

Discussion of Cash Flow

Comparison of cash flows results for the nine months ended June 30, 2010 to the nine months ended June 30, 2009, is summarized as follows:

	For the nine months ended June 30,
	2010	2009
Cash flow from operating activities	$5,966,331	$3,784,093
Cash flow from investing activities	$(389,710)	$(10,723)
Cash flow from financing activities	$1,012,462	$(1,754,920)

Operating activities

Cash flows provided by operating activities during the nine months ended June 30, 2010 amounted to $5,966,331, which consists of our net income of $7,771,183, adds back noncash adjustments of $1,013,246 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including the increase in accounts receivables  of $6,199,718  resulted from  our expanded sales activities and the increase in taxes payable of $2,519,548 as a result of increased taxable income, increase in inventory in the amount of $5,332,128 to support our increased installation projects and prevent against the price fluctuation of  raw materials and the increase in advance from customers of $6,952,277 resulted from increase of our total projects under execution.

Cash flows provided by operating activities in the nine months ended June 30, 2009 amounted to $3,784,093, which consist of our net income of $2,180,756 adds back noncash adjustments of $631,095 and offset by net changes in operating assets and liabilities  including the increase in accounts receivables of $5,061,033  and the increase of accounts payable of $2,969,311, primarily attributable to our increased installation projects and equipment sales which required more advances been made to us by our material suppliers to support our operating activities.

Cash flows from operations during the nine months ended June 30, 2010 increased by $2,182,238 or 57.67% as compared to the prior comparative period.  The increase in our cash flows provided by operations as of June 30, 2010 was mainly attributable to our increased sales activities which generated more cash to be used in our operations.

Investing activities

Net cash used in investing activities amounted to $389,710 in the nine months ended June 30, 2010, which represented the addition of some manufacturing machineries at our plants and some office equipments at our administration headquarter as well as local branches, as well as a long-term investment furnished to us by Dragon Path International, a company incorporated under the laws of British Virgin Island. Cash flows used in investing activities amounted to $10,723 in the nine months ended June 30, 2009, which represented our purchase of some manufacturing equipment to be used in our manufacturing plant.  Cash flows used in investing activities in the nine months ended June 30, 2010 increased by $378,987 as compared to the prior comparative period.

Financing activities

Net cash provided by financing activities amounted to $1,012,462 in the nine months ended June 30, 2010, which was due to increased short term bank loans in the amount of RMB 5 million (equivalent to $732,462) in late 2009 as working capital, as well as capital contribution of $280,000 from our shareholders. Net cash used in financing activities in the nine months ended June 30, 2009 amounted to $1,754,920 which represented our repayment of our long-term loans back to some un-related companies or individuals.

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

Critical Accounting Policies

See “ Note 2. Summary of Significant Accounting Policies ” in “ Item 1. Financial Statements ” herein for a discussion of the critical accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

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

As of June 30, 2010, our Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the our internal controls over financial reporting. This is due to the fact that the we  lack sufficient personnel with the appropriate levels of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

The Company has relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.
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

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company’s business and operating results may be harmed.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the nine months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) None.

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

CHINA ENVIRONMENTAL PROTECTION INC.

Date: August 23, 2010	By: /s/ Boping Li
Boping Li
Chief Executive Officer and Chairman

Date: August 23, 2010	By: /s/ Yuqiang Wu
Yuqiang Wu
Chief Financial Officer