Form 10-Q/A
period 2010-03-31
China Environmental Protection Inc.
filed 2012-10-17
CIK 1418475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number: 333-148928

CHINA ENVIRONMENTAL PROTECTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	75-3255056
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

C/O Jiangsu Jinyu Environmental Engineering Co., Ltd. West Garden, Gaocheng Town, Yixing City, Jiangsu Province, P.R. China	214214
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐          No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,000,017 shares of common stock are issued and outstanding as of May 24, 2010.

EXPLANATORY NOTE

China Environmental Protection, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No.1”) to its Quarterly Report on Form 10-Q (the “Original 10-Q”) to amend and restate the Company’s previously issued and unaudited interim financial statements and related financial notes as of March 31, 2010 and for the three months ended March 31, 2010, which was originally filed with the Securities and Exchange Commission on May 24, 2010. Specifically, the restatements as described in Restatement of Previously Issued Financial Statements note (Note 2) to our financial statements include:

•	We reclassified “advance to employees” as others receivable.

•	We made adjustments to the allowance for doubtful accounts and the bad debt expenses based our review of collection history of accounts receivable.

•	We included the sales tax and sales tax affixation into the costs of revenue, instead of netting them from the gross revenue, pursuant to the local tax laws.

•	We matched the costs of installation projects with the revenue recognized from the relevant projects, and made adjustments to the inventory and costs of revenues.

•	Based on our review of the impairment of property, plant and equipment, we made adjustments to our property, plant and equipment and relevant depreciation expenses.

•	We reclassified the interest income under the other income.

•	We included the capital contribution of $15,000 from Dragon Path International Limited in our consolidated financial statements.

•	We presented the condensed parent company financial statements in accordance with Rule 12-04, Schedule I of Regulation S-X.

As a result of the foregoing restatements, we also updated our disclosure under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Additionally, in this Amendment No.1, the Company is including currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 and currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as require by Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 should be read in conjunction with the Original 10-Q, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the original filing. The Original 10-Q has not been amended or updated to reflect events occurring since the original filing, except as specifically set forth in this Amendment No. 1.

INTRODUCTION

Use of Certain Defined Terms

 In this Form 10-Q/A, unless indicated otherwise, references to:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

FINANCIAL REPORT

AT MARCH 31, 2010 AND SEPTEMBER 30, 2009 , AND

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

3

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	5

CONSOLIDATED STATEMENTS OF OPERATIONS	6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLICATED FINANCIAL STATEMENTS	9-35

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(restated)

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,515,578	$538,767
Restricted cash	3,809	80,863
Accounts receivable, net (Note 5)	1,120,040	954,232
Others receivables	129,722	106,738
Inventory (Note 6)	4,005,314	785,108
Advance to suppliers	275,914	294,697
Prepaid expenses	14,651	43,496
Deferred tax assets	51,212	39,465
Total current assets	11,116,240	2,843,366

Property, Plant and Equipment, net (Note 7)	1,567,178	1,537,439

OTHER ASSETS
Intangible assets-Land use right, net (Note 8)	1,100,760	1,112,355
Refundable security deposit	2,516,481	1,714,658
Total other assets	3,617,241	2,827,013

Total Assets	$16,300,659	$7,207,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 9)	$732,506	$292,983
Accounts payable	3,116,215	1,504,328
Salary and welfare payables	292,341	427,559
Others payable	20,510	20,509
Taxes payable (Note 10)	1,483,427	429,102
Advance from customers	1,920,590	278,955
Due to the CEO	1,381,540	3,551
Total Current Liabilities	8,947,129	2,956,987

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Authorized 10,000,000 shares; none issued as of March 31, 2010 and September 30, 2009, respectively	-	-
Common stock, $0.01 par value; authorized 34,639,823 shares; Issued and outstanding- 17,000,017 shares and 16,150,000 shares as of March 31, 2010 and September 30, 2009, respectively	170,000	161,500
Additional paid-in capital	2,434,310	2,147,810
Retained earnings	4,823,210	1,684,696
Accumulated other comprehensive income (loss)	(73,990)	(53,602)
Total China Environmental Protection, Inc. Shareholders' equity (deficit)	7,353,530	3,940,404
Noncontrolling Interest	-	310,427
Total Shareholders' Equity	7,353,530	4,250,831

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,300,659	$7,207,818

The accompanying notes are an integral part of these consolidated financial statements

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(restated)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Installation projects	$10,837,672	$139,145	$17,145,371	$7,400,407
Sales of equipment	733	27,789	1,049,179	1,095,204
Total revenues	10,838,405	166,934	18,194,550	8,495,611

Costs of Revenues
Cost of installation projects	7,461,235	7,371	11,743,602	5,636,835
Cost of equipment	506	19,851	718,994	883,383
Total costs of revenues	7,461,741	27,222	12,462,596	6,520,218

Gross profit	3,376,664	139,712	5,731,954	1,975,393

Operating Expense
Selling Expenses
Payroll and Commission	922,180	116,995	1,122,330	116,995
Fright out	3,578	32,437	3,705	64,793
Office expenses	187	-	73,588	123
Travel and entertainment	-	116,995	-	116,995
Total selling expenses	925,945	266,427	1,199,623	298,906

General and administrative expenses
Payroll	43,830	43,776	125,626	102,794
Employee benefit and pension	4,750	3,533	7,903	8,090
Depreciation and amortization expenses	22,784	18,664	42,707	37,234
Professional fees and consultancy fees	13,362	11,827	13,362	15,560
Taxes	10,772	12,151	17,812	19,164
Office expenses	17,768	11,875	79,638	21,876
Rental expense	2,197	2,194	4,394	4,387
Bad debt expenses	-	80,779	68,163	118,501
Research and development expenses	-	117	-	511,852
Travel and entertainment	22,140	11,993	40,826	33,964
Total General and Administrative Expenses	137,603	196,909	400,431	873,422

Total operating expenses	1,063,548	463,336	1,600,054	1,172,328

Income from operations	2,313,116	(323,624)	4,131,900	803,065

Non-operating income (expenses):
Interest income	93	44	100	421
Interest expenses	(10,694)	(4,287)	(16,208)	(9,659)
Gain on bargain purchase	52,016	-	52,016	-
Total non-operating income (expenses)	41,415	(4,243)	35,908	(9,238)

Income before income taxes	2,354,531	(327,867)	4,167,808	793,827

Provision for income taxes
Current income tax expense	587,790	-	1,040,814	-
Deferred income tax expense	(12,038)	(81,967)	(11,742)	198,456
Provision for income taxes (benefit)	575,752	(81,967)	1,029,072	198,456

Net Income	1,778,779	(245,900)	3,138,736	595,371

Less: Net income attributable to noncontrolling interest	-	2,572	(222)	(8,234)

Net Loss attributable to
China Environmental Protection, Inc.	$1,778,779	$(243,328)	$3,138,514	$587,137

Basic and diluted earnings per share	$0.10	$(0.02)	$0.19	$0.04

Weighted average number of shares	17,000,017	16,150,000	16,370,718	16,150,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME

(restated)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$1,778,779	$(245,900)	$3,138,736	$595,371
Other comprehensive income, net of tax:
Effects of foreign currency conversion	(23,757)	1,201	(20,388)	2,463
Total other comprehensive, not of tax	(23,757)	1,201	(20,388)	2,463
Comprehensive income	1,755,022	(244,699)	3,118,348	597,834
Comprehensive income attributable to the noncontrolling interest	(174)	(1,647)	222	6,311
Comprehensive income attributable to the Company	$1,755,196	$(243,052)	$3,118,126	$591,523

The accompanying notes are an integral part of these consolidated financial statements

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(restated)

	For the Six Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$3,138,736	$595,371
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	77,403	71,854
Bad debt expense	68,163	118,501
Impairment of fixed assets	6,581	2,326
Gain on bargain purchase	(52,016)	-
Deferred tax expense	(11,742)	198,456
Decrease (increase) in assets:
Restricted cash	77,042	(3,803)
Accounts receivable	(233,871)	(852,526)
Other receivable	(22,972)	105,162
Inventory	(3,219,427)	(1,136,407)
Advances to suppliers	18,798	(49,101)
Prepaid expenses	28,841	(6,126)
Refundable security deposit	(801,529)	58,173
Increase (decrease) in liabilities:
Accounts payables	1,611,424	2,954,891
Salaries and welfare payable	(135,216)	(249,907)
Other payables	-	(258)
Taxes payable	1,054,059	(1,592)
Advance from customers	1,641,246	207,252
Net cash provided by operating activities	3,245,520	2,012,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(95,366)	(5,784)
Purchase of minority shares by Dragon Path	(280,000)	-
Net cash used in investing activities	(375,366)	(5,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contribution	295,000	-
Proceeds from bank loans	732,340	-
Repayments of bank loans	(292,936)	-
Proceeds from the CEO	1,387,931	442,718
Repayments to the CEO	(10,253)	-
Repayment of long-term loans	-	(1,462,433)
Net cash provided by (used in) financing activities	2,112,082	(1,019,715)

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	(5,425)	(4,180)

NET CHANGES IN CASH AND CASH EQUIVALENTS	4,976,811	982,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	538,767	386,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,515,578	$1,368,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$6,855	$4,583
Interest paid	$16,208	$9,659

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of China Environmental Protection, Inc. (the “Company” or "China Environmental") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 2010, as amended.

The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 2-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its previously issued financial statements. The Management believes such restatements reflect corrections of errors and omissions of material disclosures in the historical financial statements, in accordance with US GAAP.

Restatement to cash and cash equivalents

We included "advance to employees" in cash and cash equivalents in our previously issued reports. We now have concluded that we should present "advance to employees" as others receivable.

Restatement to accounts receivable and bad debt expenses

When we prepared the restated financial statements, we reviewed the collection history of our accounts receivable. Based our review, we made adjustments to the allowance for doubtful accounts and the bad debt expenses.

Restatement to gross revenue

We net the sales tax and sales tax affixation for the installation projects in our gross revenue in our previously issued reports. We now have concluded that we should include the sales tax and sales tax affixation into the costs of revenue, instead of netting then from the gross revenue, pursuant to the local tax laws.

Restatement to inventory and costs of revenue

In our previously issued reports, we did not match the costs of installation projects with the revenue recognized from the relevant projects. We now have concluded that we should match the costs of installation projects with the revenue recognized from the relevant projects, and made adjustments to the inventory and costs of revenues.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Restatement to property, plant and equipment and depreciation expenses

We did not record the impairment of property, plant and equipment In our previously issued reports. We now have concluded that we should review the impairment of property, plant and equipment when we prepare the financial statements. Based on our review, we made adjustments to our property, plant and equipment and relevant depreciation expenses.

Restatement to interest income

We included interest income into the general and administrative expenses in our previously issued reports. We now have concluded that we should present the interest income in the other income.

Restatement to capital contribution

We did not include capital contribution of $15,000 from Dragon Path International Limited in our previously issued reports. We now have concluded that we should include this contribution in our consolidated financial statements.

Restatement to condensed parent company financial statements

We did not present the condensed parent company financial information in our previously issued reports. We now have concluded that we should present the condensed parent company financial statements in accordance with Rule 12-04, Schedule I of Regulation S-X.

Note 3-	ORGANIZATION

China Environmental Protection, Inc. (the “Company” or "China Environmental" or "CNVP"), formerly known as T.O.D. Taste On Demand Inc., was incorporated on August 31, 2007 in the state of Nevada. On February 12, 2010, the Company entered into a share exchange agreement and acquired all of the outstanding capital stock of Dragon Path International Limited, a British Virgin Islands corporation (“Dragon Path”), through China Environmental Protection, Inc., a Nevada corporation (the “Merger Sub”) wholly owned by the Company. Dragon Path is a holding company which owns 100% of the registered capital of Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Dragon Path's operations are conducted in China through Yixing Dragon Path, and through contractual arrangements with Yixing Dragon Path’s consolidated affiliated entity, Jiangsu Zhenyu Environmental Protection Technology Co. Ltd. (“Zhenyu”). Zhenyu is engaged in design, manufacture, and installation of waste water treatment equipment for environmental protection purposes in China.

In connection with the acquisition, the Merger Sub issued 100 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub in exchange for all the shares of the capital stock of Dragon Path (the “Share Exchange” or “Merger”). The 100 shares of the common stock of the Merger Sub were converted into approximately 16,150,000 shares of the common stock of the Company so that upon completion of the Merger, the stockholder of Dragon Path and his assignees own approximately 95% of the common stock of the Company. Upon completion of the Merger, there were 17,000,017 shares of the Company’s common stock issued and outstanding.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	ORGANIZATION (Continued)

For the accounting purposes, this acquisition was accounted for as a reverse merger since the shareholder of Dragon Path and his assignees own a majority of the outstanding shares of the Company’s common stock immediately following the share exchange and there was a change of control. Dragon Path was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that were reflected in the consolidated financial statements for periods prior to the Merger were those of Dragon Path and its subsidiaries and were recorded at the historical cost basis. After completion of the share exchange, the Company‘s consolidated financial statements included the assets and liabilities of both China Environmental and Dragon Path, the historical operations of Dragon Path and the operations of the Company and its subsidiaries from the closing date of the share exchange.

On February 12, 2010, the Company’s name was changed from “T.O.D. Taste on Demand, Inc.” to the Merger Sub’s name “China Environmental Protection, Inc.” to better reflect the Company’s business.

Dragon Path was organized under the laws of the British Virgin Island on November 5, 2009. The Articles of Incorporation authorized Dragon Path to issue 50,000 shares of common stock with a par value of $1.00 per share. Upon formation of Dragon Path, 10,000 shares of common stock was issued for $10,000 on November 18, 2009. Dragon Path established and owns 100% of the equity interest of Yixing Dragon Path, a wholly foreign-owned entity ("WFOE") incorporated under the laws of China on January 26, 2010 in Yixing City, Jiangsu Province, China, as a limited liability company with a registered capital of $100,000, of which, $20,000 was contributed on August 24, 2010, and the balance of $80,000 was contributed in January 2012.

Dragon Path does not conduct any substantive operations of its own. Instead, through its wholly-owned subsidiary, Yixing Dragon Path, it had entered into certain exclusive contractual agreements with Zhenyu. Pursuant to these agreements, Yixing Dragon is obligated to absorb a majority of the risk of loss from Zhenyu’s activities and entitled it to receive a majority of its expected residual returns. In addition, Zhenyu’s shareholders have pledged their equity interest in Zhenyu to Yixing Dragon, irrevocably granted Yixing Dragon an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Zhenyu and agreed to entrust all the rights to exercise their voting power to the persons appointed by Zhenyu. Through these contractual arrangements, Dragon Path and Yixing Dragon Path hold all the variable interests of Zhenyu. Therefore, Dragon Path is the primary beneficiary of Zhenyu.

Based on these contractual arrangements, the management believes that Zhenyu and its 75% owned subsidiary, Jiangsu Jinyu Environmental Engineering Co,. Ltd. (“Jinyu”) should be considered as a Variable Interest Entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) 510 “Consolidation of Variable Interest Entities. Accordingly, Yixing Dragon Path consolidates Zhenyu and its subsidiary’s results, assets and liabilities.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	ORGANIZATION (Continued)

Zhenyu was incorporated under the laws of China on March 28, 1993 in Yixing City, Jiangsu Province, China, as a limited liability company with a registered capital of RMB 1,880,000 (equivalent to approximately $227,135 on the contribution date) which was increased to RMB 16,880,000 (equivalent to approximately $2,140,116 on the contribution date) on May 17, 2000. The registered capital has been fully contributed by the owners.

Jinyu was incorporated under the laws of China on March 22, 2002, as a limited liability company with a registered capital of $1,200,000 which has been fully contributed by the owners, in the Yixing City, Jiangsu Province, China. Jinyu is engaged in design, manufacture, and installation of waste water treatment equipment for environmental protection purposes in China.

On January 28, 2010, Dragon Path acquired the 25% equity interest of Jinyu from its minority shareholder for $280,000. As a result of this transfer of ownership, Dragon Path now owns 100% interest of the Jinyu, consisting of the newly acquired 25% direct ownership and 75% indirect ownership through Zhenyu.

Zhenyu and Jinyu are the two of these affiliated companies that are engaged in business operations. China Environmental, Dragon Path, and Yixing Dragon Path are holding companies, whose business is to hold an equity ownership interest or a beneficial interest in Zhenyu and Jinyu. All these affiliated companies are hereafter referred to as the "Company". Currently, the Company is engaged in the business of design, manufacture, and installation of waste water treatment equipment for environmental protection purposes in China. The Company's structure is summarized in the following chart.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company Structure Flow Chart

China Environmental Protection Inc.
(the ""Company" or "China Environmental " or “CNVP”)
F/K/A T.O.D. Taste on Demand Inc. (“TODT”)
Incorporated in the State of Nevada
on August 31, 2007
Acquiring 100% equity interest on 2/12/2010
Dragon Path International Limited
(“Dragon Path") (BVI holding company)
Incorporated in British Virgin Islands (“BVI”)
on November 5, 2009
Acquiring 100% equity interest on 1/26/2010
Yixing Dragon Path Environment Technology Limited
(“Yixing Dragon Path”) ("WFOE")
Incorporated in Yixing City, Jiangsu Province, PRC
on January 26,2010
Acquiring 25% equity interest On 1/27/2010
Acquiring 100% beneficial interest on 1/27/2010 (“VIE”)
Jiangsu Zhenyu Environmental Protection Technology Co., Ltd.
(“Zhenyu”) (PRC Operating Company)
Incorporated in Yixing City, Jiangsu Province, PRC
on March 28, 1993
Acquiring 75% equity interest on March 22, 2002
Jiangsu Jinyu Environmental Engineering Co., Ltd.
(“Jinyu”) (PRC Operating Company)
Incorporated in Yixing City, Jiangsu Province, PRC
on March 22, 2002

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP consolidated financial statements is immaterial.

The consolidated financial statements include the accounts of the Company, Dragon Path, Yixing Dragon Path, Zhenyu, and Jinyu. All inter-company transactions have been eliminated upon consolidation.

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

Subsequent Events

As required by FASB ASC 855 “Subsequent Events”, the Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements except the common stock issuance disclosed in Note 17.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents with various financial institutions in the PRC which do not provide insurance for the amounts on deposit. The Company has not experienced any losses in such accounts and the management believes it is not exposed to significant risks on its cash and cash equivalents in the bank accounts.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

Restricted cash is cash set aside to provide a guarantee for execution of contracts and is subject to withdrawal restrictions. Prior to the start of the sales of equipment or installation of waste water treatment facility projects, the Company is required to maintain certain deposits, as restricted cash, with the PRC financial institutions to provide a guarantee to the Company’s industrial or municipal clients in relation to the execution of the sales of equipment contracts or the installation contracts of waste water treatment facility projects. These deposits are non-interest bearing and normally equivalent to 5% to 10% of the contract price or the amount specifically descripted in the contracts, and are subject to withdrawal restrictions up to the completion of the sales of equipment contracts, or one year after completion of the installation projects, or for a period specifically descripted in the contacts. We record the restricted cash as current assets or non-current assets based on the term when the cash was set aside. The Company has not experienced any losses in withdrawal of the restricted cash and the management believes that no allowance is considered necessary.

Accounts receivable

Accounts receivables consist of trade receivables resulting from sales of products during the normal course of business. The Company carries accounts receivable at the invoiced amount without bearing interest, less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs and account adjustments based upon contractual terms. In circumstances in which we receive payment for accounts receivable which have previously been written off, we reverse the allowance and bad debt expenses.

Others Receivable

Others receivable principally includes advance to employees who are working on projects on behalf of the Company. After the work is finished, they will submit expense reports with supporting documents to the accounting department. Upon being properly approved, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified as cash flows from operating activities.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost or market using a weighted average method. Inventory consists of raw materials, work in process and finished goods. Raw materials consist of steel, polyresen, silicone and filtering components used in manufacturing of water treatment equipment. Cost of finished goods included direct costs of raw materials as well as direct labor used in production and an allocated portion of manufacturing overheads.

The management compares the cost of inventory with its market value and an allowance is made for estimated obsolescence or for writing down the inventory to its market value, if lower than cost.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to suppliers for the purchase of certain materials and equipment components. Advances to suppliers are short-term in nature and are reviewed regularly to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the services or the goods become doubtful, or the fair value of the services or the goods ordered become lower than the purchase price.

Revenue recognition

The Company recognizes revenues in accordance with FASB ASC 605-10 “Revenue Recognition”. The Company sells waste water treatment equipment or facilities to various industrial or municipal clients through sales orders or equipment-bundled installation contracts. All of the Company’s sales and installation contracts are generally short-term in nature, range from three to six months. The Company recognizes sales based on the completed contract method. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered and accepted, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which generally occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to satisfying the Company’s revenue recognition criteria are recorded as advance from customers.

Product warranty

The Company provides product warranty to its customers that all equipment manufactured by the Company will be free from defects in materials and workmanship under normal use for a period of one to two years from the date of shipment and installation. The Company's costs and expenses in connection with such warranties has been immaterial and the management believes that no product warranty reserve is considered necessary.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible asset - Land Use Right

Intangible asset includes a land use right only. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the right to use the land). The land use right for a piece of land, approximately 2.62 acre (10,622 square meters), located in Gaocheng County, Yixing City, Jiangsu Provice, was originally acquired by Zhenyu for RMB 7,965,000 (then equivalent to $1,063,020) from the relevant PRC land authority in April 2007. Zhenyu has the right to use the land for 50 years on which the office premises, production facilities, and warehouse of Zhenyu are located, and the land use right is amortized on a straight-line basis over a period of 50 years.

Other payables

Other payables consist of balances for non-construction costs with unrelated companies and individuals with which the Company has business relationships. These amounts are unsecured, non-interest bearing and generally are short-term in nature.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Refundable security deposit

Refundable security deposit represents the security deposits withheld by the Company’s customers to warrant against potential defects for the sales of equipment or installation of water treatment projects. Refundable security deposit normally accounts for 5% to 10% of the total contract price and generally to be refunded within one to two years after the completion of the sales or the installation, depending on the various terms included in different equipment sales contracts or waste water treatment installation project contracts.

The Company's costs and expenses in connection with the product warranties covered by refundable security deposit have been immaterial and the management believes that no warranty accrual is considered necessary. If a refundable security deposits or portion of the refundable security deposit has not been received upon its maturity, we reclassify the balance to the accounts receivable, and an allowance will be recorded if the collectability becomes doubtful based on the management's review, just as we do for trade accounts receivable.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of measurements

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, other current assets, short-term loans, accounts payable, taxes payable, advance from customers, other payables, and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be measured at fair value on a recurring basis on the consolidated balance sheets in accordance with ASC 820.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were immaterial for the six months ended March 31, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were $0 and $511,852 for the six months ended March 31, 2010 and 2009, respectively.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

China Contribution Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. The total provisions for such contribution was $6,281 and $8,090 for the six months ended March 31, 2010 and 2009, respectively.

The Company made the provisions based on the number of qualified employees and the rate and base regulated by the government. However, the Company did not make full monthly contribution to these funds. In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to administrative fines. The Company has not experienced any such fines. The Management believes that these fines would be immaterial and no accrual for such fines has been made in this regard.

Due to the CEO

Due to the CEO is the temporally short-term loans from our chief executive office, director, and majority shareholder, Mr. Li Boping to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The Company and Dragon Path maintain its accounting records in the United States Dollars (US$), whereas Yixing Dragon Path, Zhenyu, and Jinyu maintain their accounting records in the currency of Renminbi (“RMB”), the currency of the PRC. For financial reporting purpose, RMB has been translated into USD$ as the reporting currency in accordance with FASB ASC 830, “Foreign Currency Matters”. The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended March 31, 2010	6.82590	6.82740
Six months ended March 31, 2009	6.83360	6.83790
Three months ended December 31, 2009	6.82250	6.82740
Three months ended December 31, 2008	6.85420	6.83950
Year ended September 30, 2009	6.82630	6.83400
Year ended September 30, 2008	6.78990	7.09610

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

Value-added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are produced and sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on purchase of raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales Tax

The Company derives revenue from waste water treatment facility installation projects, which is subject to the sales tax in the PRC. The sales tax is generally approximately 5% of the gross sales price and is included into the costs of revenue.

Sales Tax Affixation

Sales tax affixation is in connection with the sales tax and the VAT payment. Sales tax affixation is approximately 9% of the sales tax, or approximately 9% of the VAT payment. Sales tax affixation was paid whenever the sales tax or the VAT was paid. The Company presents the sales tax affixation in the costs of revenue.

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

The Company adopted a new FASB guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The new FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB guidance also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the new FASB guidance, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its consolidated financial statements.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting". The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

FASB ASC 820, “Segments Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in two principal business segments, sales of waste water treatment equipment and equipment-bundled installation of waste water treatment facility.

Comprehensive income

FASB ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of changes in owners' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share” which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no potentially dilutive securities outstanding (options and warrants) for the six months ended March 31, 2010 and 2009, respectively.

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amendment to the articles of incorporation

Effective on February 12, 2010, The Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation. The amendment effected

(1)	a reverse stock split of the Company's common stock in the ratio of 1:4.61896118. The number of common stocks issued and outstanding immediately after the reverse stock split was 850,017. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

(2)	an increase of the par value of the preferred stock and the common stock from $0.001 per share to $0.01 per share.

(3)	a decrease of the number of the authorized common stock from 160,000,000 to 34,639,823.

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	September 30,
	2010	2009
	(unaudited)
Accounts receivable	$1,745,279	$1,511,308
Less: Allowance for doubtful accounts	(625,239)	(557,076)
Accounts receivable, net	$1,120,040	$954,232

Bad debt expense charged to operations was $68,163 and $118,501 for the six months ended March 31, 2010 and 2009, respectively.

Note 6-	INVENTORY

The inventory consists of the following

	March 31,	September 30,
	2010	2009
	(unaudited)
Finished goods	$1,968,114	$119,441
Work-in-process	7,178	5,002
Raw materials	2,030,022	660,665
Total	$4,005,314	$785,108

No allowance for obsolete inventories was charged to operations for the three and six months ended March 31, 2010 and 2009.

Note 7-	Property, Plant and Equipment

The detail of property, plant and equipment is as follows:

	March 31,	September 30,
	2010	2009
	(unaudited)
Building and warehouses	$1,647,538	$1 ,647,432
Machinery and equipment	252,008	251,996
Office equipment and furniture	75,657	71,847
Motor vehicles	140,757	49,164
Sub total	2,115,960	2,020,439
Less: accumulated depreciation	(548,782)	(483,000)
Total property, plant and equipment, net	$1,567,178	$1,537,439

Depreciation expense charged to operations was $65,737 and $60,206 for the six months ended March 31, 2010 and 2009, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $30,207 and $30,138 for the six months ended March 31, 2010 and 2009, respectively. The remainder, depreciation expense attributable to equipment used in administration, was $35,530 and $30,068 for the six months ended March 31, 2010 and 2009, respectively, and was included in general and administration expenses.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	Land Use Right

The following is a summary of land use right, less amortization:

	March 31,	September 30,
	2010	2009
	(unaudited)
Land use right	$1,166,883	$1 ,166,806
Less: Amortization	(66,123)	(54,451)
Land use right, net	$1,100,760	$1,112,355

Amortization expense charged to operations was $11,666 and $11,648 for the six months ended March 31, 2010 and 2009, respectively. Amortization expense with respect to the area where the production facility is located was charged to cost of revenues was $4,489 and $4,482 for the six months ended March 31, 2010 and 2009, respectively. The remainder, amortization expense attributable to the area where the administration facility is located , was $7,177 and $7,166 for the six months ended March 31, 2010 and 2009, respectively, and was included in general and administration expenses.

Note 9-	Short-Term Bank Loan

Short-term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans consisted of the following:

		March 31,	September 30,
		2010	2009
		(unaudited)
a)	Loan payable to China Construction Bank	$-	$292,983
	1 year term from 7/8/2009 to 7/7/2010,
	a fixed interest rate of 0.487% per month

b)	Loan payable to China Construction Bank	732,506	-
	1 year term from 12/3/2009 to 12/2/2010
	a fixed interest rate of 0.487% per month
	Total	$732,506	$292,983

a)	The loan payable to China Construction Bank Yixing Branch was originally one year term from June 7, 2007 to June 6, 2008 with a fixed interest rate of 0.5703% per month. The loan was first renewed in 2008 for another year upon maturity for a higher fixed rate of 0.556% per month, and then renewed once again in 2009 for one more year with a lower fixed rate of 0.487% per month. The new maturity date is July 7, 2010. The Company paid back this loan in December 2009. The Company pledged a land use right in the amount of $249,036 (RMB 1.7 million) as well as a building in the amount of 73,246 (RMB 500,000) as collateral for the loan.

b)	The loan payable to China Construction Bank is one year term from December 3, 2009, to December 2, 2010 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loans.

Interest expense for the above short term loans totaled $16,208 and $9,659 for the six months ended March 31, 2010 and 2009, respectively. We remitted interest payment upon receiving the bank's monthly notice. The interest amount in the bank's notice may be different from the amount calculated based on the interest rate descripted in the loan agreements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	Taxes payable

The taxes payable consists of the following:

	March 31,	September 30,
	2010	2009
	(unaudited)

Income tax payable	$1,455,775	$415,386
VAT payable	16,848	2,913
Other taxes payable	10,804	10,803
Total taxes payable	$1,483,427	$429,102

Note 11-	Segment Reporting

The Company currently operates in two principal business segments, sales of waste water treatment equipment and equipment-bundled installation of waste water treatment facility, which are determined based upon differences in products and services. The Company does not allocate any operating expenses or assets to its two business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments. Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, the Company has not made disclosure of total assets by reportable segments.

The summarized information by business segment follows:

	For the Six Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
REVENUE
Sales of Installation projects	$17,145,371	$7,400,407
Sales of equipment	1,049,179	1,095,204
Total revenue	$18,194,550	$8,495,611

COST OF SALES
Cost of installation projects	$11,743,602	$5,636,835
Cost of equipment	718,994	883,383
Total costs of revenue	$12,462,596	$6,520,218

GROSS PROFITS
Sales of Installation projects	$5,401,769	$1,763,572
Sales of equipment	330,185	211,821
Total gross profit	$5,731,954	$1,975,393

	March 31,	September 30,
	2010	2009
	(unaudited)
TOTAL ASSETS OF THE COMPANY	$16,300,659	$7,207,818

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	Concentration of Risks

Four major customers accounted for approximately 70.96% of our revenue in the six months ended March 31, 2010, with each customer accounting for 20.09%, 17.61%, 17.07,16.19, and 16.19%, respectively. Two major customers accounted for approximately 85.49% of our revenue in the six months ended March 31, 2009, with each customer accounting for 64.56% and 20.93%, respectively.

Three major vendors provided approximately 37.47% of the Company’s purchases for six months ended March 31, 2010, with each vendor individually accounting for 16.37%, 10.63%, and 10.46%, respectively. Two vendors provided approximately 34.16% of the Company’s purchases for the six months ended September 30, 2008, with each vendor individually accounting for 21.36% and 12.81%, respectively.

Note 13-	Non-controlling Interest

As of September 30, 2009, non-controlling interest represents the minority stockholders’ proportionate share of 25% of the equity of Jiangsu Jinyu Environmental Engineering Co., Ltd.

On January 28, 2010, Dragon Path acquired the 25% equity interest of Jinyu from its minority shareholder for $280,000.  As a result of this transfer of ownership, Dragon Path now owns 100% interest of the Jinyu, consisting of the newly acquired 25% direct ownership and 75% indirect ownership through Zhenyu.

The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was $52,016, which was recorded as gain on bargain purchase and was shown as a separate component of other income in the Company’s condensed consolidated statements of income for the three months and six months ended March 31, 2010 and 2009. No bargain purchase gain was reported for the prior comparative period.

A reconciliation of minority interest as the following:

Balance as of September 30, 2007	$282,634
Proportionate share of Net Income (loss) from Jinyu	(10,451)
Foreign currency translation gain (loss)	28,788
Balance as of September 30, 2008	$300,971
Proportionate share of Net Income from Jinyu	11,050
Foreign currency translation gain (loss)	(1,594)
Balance as of September 30, 2009	$310,427
Proportionate share of Net Income from Jinyu before acquisition	222
Foreign currency translation gain (loss)	174
Non-controlling interest acquired by Dragon Path	(310,823)
Balance as of March 31, 2010 (unaudited)	$-

JIANGSU ZHENYU ENVIRONMENTAL PROTECTION TECHNOLOPGY CO., LTD.

(FORMERLY YIXING ZHENYU WATER TREATMENT EQUIPMENT FACTORY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	Corporate Income taxes

Dragon Path is registered in the BVI. Under the current laws of the BVI, the Company is not subject to tax on income or capital gains. Additionally, upon payments of dividends by the Company to its shareholders, no BVI withholding tax will be imposed. Dragon Path had no income during the period.

PRC Income Tax

The Company's PRC subsidiaries, Yixing Dragon Path, Zhenyu, and Jinyu are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to income tax at statutory rate on income reported in the statutory financial statements after appropriate tax adjustments. The PRC companies are subject to effective income tax rate of 25% beginning from January 1, 2008.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	For the Six Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)

U.S. Statutory income tax rate	35.00%	35.00%
Foreign income not recognized in the U.S.	-35.00%	-35.00%
China Statutory income tax rate	25.00%	25.00%
Net operating loss carry-forward	0.00%	-25.00%
Effective tax rate	25.00%	0.00%

The Company and its majority owned subsidiary, Yixing Dragon, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Zhenyu and Jinyu is the best interest to the Company's business operations to offset future taxable income. Since there is no certainty that Yixing Dragon will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses.

Deferred income tax reflects the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes, and operating loss carry-forward.

JIANGSU ZHENYU ENVIRONMENTAL PROTECTION TECHNOLOPGY CO., LTD.

(FORMERLY YIXING ZHENYU WATER TREATMENT EQUIPMENT FACTORY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	Corporate Income taxes (continued)

The components of deferred tax assets consist of the following:

		Zhenyu	Jinyu	Total

Deferred tax assets @ September 30, 2008		$1,067,211	$53,327	$1,120,538
Income (loss) before income tax
Zhenyu	$749,909
Jinyu	43,917
Total	$793,826
Deferred tax benefit (expense) utilized		(187,477)	(10,979)	(198,456)
Other comprehensive income, net of tax:
effects of foreign currency conversion		(6,892)	(404)	(7,296)
Deferred tax assets @ March 31, 2009 (unaudited)		$872,842	$41,944	$914,786

Net deferred tax assets @ September 30, 2009		$-	$39,465	$$39,465
Income (loss) before income tax
Zhenyu	$4,163,258
Jinyu	(46,967)
Total	$4,116,291
Deferred tax benefit (expense) utilized		-	11,742	11,742
Other comprehensive income, net of tax:
effects of foreign currency conversion		-	5	5
Deferred tax assets @ March 31, 2010 (unaudited)		$-	$51,212	$51,212

Income taxes consist of the following:

	For the Six Months Ended March 31,
	2009
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$749,909	$43,917	$793,826

Current income tax expense	-	-	-
Deferred income tax expense (benefit)	187,477	10,979	198,456
Total provision for income taxes	$937,386	$54,896	$198,456

	For the Six Months Ended March 31,
	2010
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$4,163,258	$(46,967)	$4,116,291

Current income tax expense	1,040,814	-	1,040,814
Deferred income tax expense (benefit)	-	(11,742)	(11,742)
Total provision for income taxes	$1,040,814	$(11,742)	$1,029,072

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s tax filings results are subject to change. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings, which may lead to additional tax liabilities.

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by local tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	Commitments and Contingencies

Operating Lease

Our subsidiary, Jinyu leased a land use right for a piece of land, approximately 0.52 acre (2,100 square meters), located in Gaocheng County, Yixing City, Jiangsu Province, for a three-year period from March 22, 2008 to March 21, 2011, from the local government. The annual rent is RMB 50,000 (then equivalent to $7,140) and payable quarterly. The lease can not be automately renewed. The parties will negotiate a new lease if both parries desire to do so when the lease expires. Jinyu's office premises, production facilities, and warehouse are located in this piece of land. The rental expense was $4,394 and $4,387 for the six months ended March 31, 2010 and 2009, respectively. The future lease payments for the lease are as following at March 31, 2010.

The Year Ending September 30,	Future Lease Payment

2010	$3,663
2011	3,663
$7,326

Lack of Insurance

The Company does not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, the Company may incur uninsured losses, increasing the possibility that the investors would lose their entire investment in the Company.

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. If an uninsured loss should occur, any purchasers of the Company’s common stock could lose their entire investment.

Because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations and the investors would lose their entire investment.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	Commitments and Contingencies (continued)

Control by Principal shareholders

The directors, executive officers, their affiliates, and related parties own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger or sale of the Company's assets.

Contingent Liability from Prior Operation

Prior to the merger with Hong Kong Merit Enterprise Limited on February 11, 2008, the Company has not been active since discontinuing its financial service operations by December 31,2007. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

The Company’s assets are located in PRC and revenues are derived from operations in PRC.

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of China Environmental Protection, Inc. exceed 25% of the consolidated net assets of China Environmental Protection, Inc. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(Dollars in Thousands)

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	7,353	4,251
Total Assets	$7,353	$4,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2010 and September 30, 2009	-	-
Common stock, par value $0.01, 34,639,823 shares authorized; 17,000,017 shares and 16,150,000 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	170	162
Additional paid-in capital	2,434	2,148
Retained earnings	4,823	1,685
Accumulated other comprehensive income (loss)	(74)	(54)
Total China Environmental Protection, Inc. Shareholders' equity (deficit)	7,353	3,941
Non-controlling Interest	-	310
Total Shareholders' Equity	$7,353	4,251

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS

(Dollars in Thousands)

	For the Six Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	3,139	587
Net Income	$3,139	$587

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Six Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$3,139	$587
Adjustments to reconcile net income (loss) provided by cash flows from operations
Equity in undistributed income of subsidiaries	(3,139)	(587)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	SUBSEQUENT EVENT

On August 12, 2010, pursuant to the Board Resolution on the same date, the Company issued total of 169,998 shares of common stock, with par value of $0.01 and fair market value of $2.99 per share, to several employees or consultants for services rendered to the Company during the fiscal year ended September 30, 2010. These shares are subject to standard restrictive legend and constitutes less than one percent of the Company’s issued and outstanding shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements. China Environmental Protection, Inc. is referred to herein as “we”, “us”, “our”, or the “Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, but not limited to, (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our current operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise expressly required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements or the inform set forth in this Quarterly Report to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement and/or this Form 10-Q. For additional information regarding these risks and uncertainties, see “Risk Factors” in the Company’s Current Report on Form 8-K filed with SEC on February 12, 2010. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document reflect the Merger and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Organizational History

China Environmental Protection, Inc.(the “Company”), formerly known as T.O.D. Taste On Demand Inc., was incorporated in the State of Nevada on August 31, 2007.

On February 12, 2010, the Company, through an acquisition by China Environmental Protection, Inc., a Nevada corporation (the “Merger Sub”) wholly owned by the Company, and then the merger of the Merger Sub with and into the Company (the “Merger”), acquired all of the outstanding capital stock of Dragon Path International Limited, a British Virgin Islands corporation (“Dragon Path”). Dragon Path is a holding company whose only asset is 100% of the registered capital of Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”) on January 26, 2010. Substantially all of Dragon Path's operations are conducted in China through Yixing Dragon Path, and through contractual arrangements with Yixing Dragon Path’s consolidated affiliated entity in China, Jiangsu Zhenyu Environmental Protection Technology Co. Ltd. (“Zhenyu”), a limited liability company incorporated under the laws of PRC on March 28, 1993. Zhenyu is engaged in design, manufacture, and installation of waste water treatment equipment for environmental protection purposes, as well as providing high-quality after-sales services.

Before the closing of the Merger, the Company effected a 4.61896118 for 1 reverse split of our outstanding common stock, so that after such split there were approximately 850,000 shares of our common stock issued and outstanding.

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

Upon completion of the Merger, there were 17,000,017 shares of the Company’s common stock issued and outstanding.

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

As part of the Merger, the Company’s name was changed from “T.O.D. Taste on Demand Inc.” to “China Environmental Protection, Inc.” on February 12, 2010.

The transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Dragon Path is treated as the continuing entity for accounting purposes.

Dragon Path, which was organized under the laws of the British Virgin Island on November 5, 2009, owns 100% of the equity interest of Yixing Dragon Path, a wholly foreign-owned entity incorporated under the laws of the PRC on January 26, 2010.

Dragon Path does not conduct any substantive operations on its own. Instead, through its subsidiary, Yixing Dragon Path, it had entered into certain exclusive contractual agreements with Zhenyu. Pursuant to these agreements, Yixing Dragon Path is obligated to absorb a majority of the risk of loss from Zhenyu’s activities and entitled it to receive a majority of its expected residual returns. In addition, Zhenyu’s shareholders have pledged their equity interest in Zhenyu to Yixing Dragon Path, irrevocably granted Yixing Dragon Path an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Zhenyu and agreed to entrust all the rights to exercise their voting power to the persons appointed by Zhenyu. Through these contractual arrangements, the Company and Yixing Dragon Path hold all the variable interests of Zhenyu. Therefore, the Company is the primary beneficiary of Zhenyu.

Zhenyu owns 75% of Jiangsu Jinyu Environmental Engineering Co., Ltd. (“Jinyu”), a sino-foreign joint venture established under the laws of PRC on June 7, 2004, with registered capital of $1,120,000. Jinyu primarily engages in the design, manufacture and installation of environmental protection equipment and engineering projects (or systems) for waste water treatment, as well as providing after-sales services to customers. Jinyu is located in Yixing City, the same location of Zhenyu. On January 28, 2010, before the closing of the Merger, the minority shareholder of Jinyu transferred the remaining 25% of the interest in Jinyu to Dragon Path in exchange for $280,000. As a result, Dragon Path assumed 100% control of Jinyu, partly through direct equity interest ownership and partly through Zhenyu. Based on these contractual arrangements, the Company believes that Zhenyu and its subsidiary and affiliates should be considered as Variable Interest Entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) 510 “Consolidation of Variable Interest Entities. Accordingly, the Company consolidates Zhenyu and its subsidiary’s results, assets and liabilities.

Our corporate structure is set forth in the diagram below:

Our Business Overview

We conduct our business in China primarily through our variable interest entity Zhenyu and its 75% owned subsidiary Jinyu . We believe we are a well-recognized China-based water treatment equipment supplier and project contractor. Holding five national patents and through sixteen years of development, we believe we have a relatively strong market share in waste water treatment sector in China and are ranked among top six of Yixing City’s best environmental protection enterprises based on Yixing Municipal Government’s ranking of 2009 outstanding environment protection enterprises (Yizhengfa Document No.[2010]18). We believe Yixing is the country’s production base for environmental protection equipment. We are headquartered in Yixing, Jiangsu, with total building areas of 7,800 square meters. As of March 31, 2010, we have 171 employees in total.

We carry out our business based on two models: (i) equipment sales from customer orders; and (ii) project installation which includes the design, manufacturing and installation of waste water treatment equipment. We acquire our product orders and projects through a transparent bid process. In terms of pricing strategy, we have a flexible pricing policy to target different market segments and different customers.

Our key products include ZFP-1380 Rotating Disc Aeration equipment, ZYXG Series of Sludge Suction Scraper, ZYSR Series of Surface Scraper and other water treatment equipment, which can be divided into four categories: circulating water treatment, water purification, waste water treatment and municipal waste water treatment.

Discussion of Operation Results

Operation Results for the Three Months Ended March 31, 2010 and 2009

Revenues

For the three months ended March 31, 2010, we reported revenues of $10,838,405 as compared to $166,934 for the three months ended March 31, 2009, an increase of $10,671,471, or 6,392.63%. The increase in our revenues for the three months ended March 31, 2010 as compared to the prior comparative period was attributable to (i) the shift of our business focus starting from early 2009 from equipment sales to equipment-bundled installation projects which normally have a 5% to 10% higher profit margin; and (ii) an increasing market demand in China for high-quality waste water treatment equipment as more old waste water treatment plants throughout China are undergoing improvement or upgrades, as required by many local governments.

Revenues from installation projects for the three months ended March 31, 2010 were $10,837,672, an increase of $10,698,527, or 7,688.76% as compared to $139,145 for the same period in 2009. The substantial increase was primarily due to the factors cited above.

Revenues from equipment sales for the three months ended March 31, 2010 were $733, a decrease of $27,056, or 97.36%, as compared to $27,789 for the three months ended March 31, 2009. The decrease was primarily a result of the transition of our business focus from equipment sales to equip-bundled installation projects starting from early 2009.

Cost of Revenue

For the three months ended March 31, 2010, our cost of revenue was $7,461,741 as compared to cost of revenue of $27,222 for the three months ended March 31, 2009, an increase of $7,434,519, or 27,310.70%. The increase in cost of revenue was primarily due to increase in sales.

Gross Profit

For the three months ended March 31, 2010, our gross profit was $3,376,664, an increase of $3,236,952, or 2,316.87%, as compared to $139,712 for the same period in 2009. The increase in our gross profit resulted from the shift of our business focus from equipment sales which typically have relatively small sales quantities, higher production costs and relatively lower profit margin to comprehensive equipment sales and installation as well as project management, which enables us to conduct mass equipment sales, resulting in a better utilization of our manufacturing capacity and labor force, and effectively management of production costs.

Operating Expenses

Our operating expenses, consisting of selling, general and administrative expenses, totaled $1,063,548 for the three months ended March 31, 2010, an increase of $600,212, or 129.54% as compared to $463,336 for the three months ended March 31, 2009. The increase in our operating expenses was mainly attributable to increase in payroll and commission for sales staff.

Other Income (Expenses)

Other income (expenses) primarily includes interest income (expenses), bargain purchase gain and other income (expenses). Total net other income for the three months ended March 31, 2010 amounted to $41,415, representing gain on bargain purchase of $52,016 and interest income of $93 offset by interest expense of $10,694, as compared to other expense of $4,243, representing interest expenses and interest income only, for the comparable period in 2009.

On January 28, 2010, Dragon Path acquired 25% of the equity interest of Jinyu from its minority shareholder for $280,000. As a result of this transfer of ownership, Dragon Path now owns 100% interest of Jinyu, consisting of the newly acquired 25% direct ownership and 75% indirect beneficial interests through Zhenyu. The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s condensed consolidated statements of income. No bargain purchase gain was reported for the prior comparative period.

Total interest expense for the three months ended March 31, 2010 amounted to $10,694, representing an increase of $6,407or 149.45% as compared to $4,287 for the three months ended March 31, 2009. The increase in interest expense was primarily due to increase in short-term bank loan.

Income Taxes

The Company and its subsidiary and affiliated entities, Yixing Dragon Path, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Zhenyu and Jinyu is in the best interest of the Company's business operations. Since there is no certainty that Yixing Dragon Path will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. For the three months ended March 31, 2010, we recorded income tax provision of $575,752 as compared to ($81,967) for the three months ended March 31, 2009, an increase of $657,719, or 802.42%, reflecting the increase in our taxable income.

Net Income (Loss)

We reported a net income of $1,778,779 for the three months ended March 31, 2010, as compared with a net loss of $245,900 for the three months ended March 31, 2009. The increase of $2,024,679 or 823.37% was primarily attributable to increase in revenue for the three months ended March 31, 2010, as well as a higher profit margin contributed by the equipment installation projects.

Other Comprehensive Income

Our business operations are conducted exclusively in the PRC, and, therefore, our functional currency is Chinese Renminbi (“RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For financial reporting purpose, RMB has been translated into USD$ as the reporting currency in accordance with FASB ASC 830, “Foreign Currency Matters”. The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

Translation adjustments amounted to other comprehensive expenses of $23,757 and $1,201 for the three months ended March 31, 2010 and 2009, respectively. The balance sheet amounts excluding equity accounts at March 31, 2010 were translated at 6.8259 RMB to 1.00 USD as compared to 6.8336 RMB to 1.00 USD at March 31, 2009. The equity accounts were stated at the historical rate. The average translation rates applied to our income statements for the three months ended March 31, 2010 and 2009 were 6.8274 RMB and 6.8379 RMB, respectively.

Operation Results for the Six Months Ended March 31, 2010 and 2009

Revenues

For the six months ended March 31, 2010, we reported revenues of $18,194,550 as compared to $8,495,611 for the six months ended March 31, 2009, representing an increase of $9,698,939, or 114.16%. The increase in our revenues was attributable to (i) the shift of our business focus starting from early 2009 from equipment sales to equipment-bundled installation projects which normally have a 5% to 10% higher profit margin; and (ii) an increasing market demand in China for high-quality waste water treatment equipment as more old waste water treatment plants in China are undergoing improvement or upgrades, as required by many local governments.

Revenues from installation projects for the six months ended March 31, 2010 were $17,145,371, an increase of $9,744,964, or 131.68% as compared to $7,400,407 for the same period in 2009. The increase was primarily due to the factors cited above.

Revenues from equipment sales for the six months ended March 31, 2010 were $1,049,179, a decrease of $46,025, or 4.20%, as compared to $1,095,204 for the six months ended March 31, 2009. The decrease was primarily a result of the transition of our business focus from equipment sales to equip-bundled installation projects starting from early 2009.

Cost of Revenue

For the six months ended March 31, 2010, our cost of revenue was $12,462,596 as compared to cost of revenue of $6,520,218 for the six months ended March 31, 2009, representing an increase of $5,942,378, or 91.14%. The increase in cost of revenue is primarily due to increase in sales.

Gross Profit

For the six months ended March 31, 2010, our gross profit was $5,731,954, an increase of $3,756,561 or 190.17%, as compared to $1,975,393 for the six months ended March 31, 2009. The increase in our gross profit resulted from the shift in our business focus from equipment sales which typically have relatively small sales quantities, higher production costs and relatively lower profit margin to comprehensive equipment sales and installation as well as project management, which enables us to conduct mass equipment sales, resulting in a better utilization of our manufacturing capacity and labor force, and effective management of production costs.

Operating Expenses

Our operating expenses, consisting of selling, general and administrative expense, totaled $1,600,054 for the six months ended March 31, 2010, an increase of $427,726 or 36.49% as compared to $1,172,328 for the six months ended March 31, 2009. The increase in our operating expense was mainly attributable to the increase in payroll and commission for sales staff to successfully bid equipment-bundled installation project contracts and increase in office expense as we newly opened local branch offices.

Other Income (Expenses)

Other income (expenses) primarily includes interest income (expenses), bargain purchase gain and other income (expenses). Total net other income for the six months ended March 31, 2010 amounted to $35,908, which primarily comprised gain on bargain purchase of $52,016 offset by interest expense of $16,208, as compared to total other expense of $9,238 for the six months ended March 31, 2009, which primarily represented interest expenses.

On January 28, 2010, Dragon Path acquired 25% of the equity interest of Jinyu from its minority shareholder for $280,000. As a result of this transfer of ownership, Dragon Path now owns 100% interest of Jinyu, consisting of the newly acquired 25% direct ownership and 75% beneficial interests through Zhenyu. The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s condensed consolidated statements of income. No bargain purchase gain was reported for the prior comparative period.

Total interest expense for the six months ended March 31, 2010 amounted to $16,208, representing an increase of $6,549 or 67.80% as compared to $9,659 for the six months ended March 31, 2009. The increase in interest expense was primarily due to increase in short-term bank loan.

Income Taxes

The Company and its subsidiary and affiliated entities, Yixing Dragon Path, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Zhenyu and Jinyu is in the best interest of the Company's business operations. Since there is no certainty that Yixing Dragon Path will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. For the six months ended March 31, 2009 and March 31, 2010, we recorded income tax provision of $198,456 and $1,029,072, respectively. The increase in income tax of $830,616, or 418.54% was mainly due to the increase in our operating income.

Net Income

We reported net income of $3,138,736 for the six months ended March 31, 2010, as compared to $595,371 for the six months ended March 31, 2009. The increase of $2,543,365 or 427.19% was primarily attributable to increase in revenue for the six months ended March 31, 2010, as well as a higher profit margin contributed by the equipment installation projects.

Other Comprehensive Income

We operate exclusively in the PRC and the functional currency of our operating subsidiary is Chinese Renminbi (”RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

For financial reporting purpose, RMB has been translated into USD$ as the reporting currency in accordance with FASB ASC 830, “Foreign Currency Matters”. The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

Translation adjustments resulting from this process amounted to other comprehensive expense of $20,388 and other comprehensive income of $2,463 for the six months ended March 31, 2010 and 2009, respectively. The balance sheet amounts (excluding equity accounts) at March 31, 2010 were translated at 6.8259 RMB to 1.00 USD as compared to 6.8336 RMB to 1.00 USD at March 31, 2009. The equity accounts were stated at the historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2010 and 2009 were 6.8274 RMB and 6.8379 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

To date, we have financed our operations primarily through cash flows from operations and borrowings from PRC banks. As of March 31, 2010, we had $2,169,111 in working capital. Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as our bank loans, will be sufficient to meet our working capital requirement for our current operations over the next 12 months. To fully implement our business plan and continue our growth, however, we believe we will require additional capital. We currently have no agreement and/or commitment to obtain any such additional capital.

Total current assets increased to $11,116,240 as of March 31, 2010 from $2,843,366 as of September 30, 2009, an increase of $8,272,874, or 290.95%. The increase primarily resulted from the increase from cash and cash equivalent, accounts receivable, and inventory.

The increase in our cash and cash equivalents from $538,767 at September 30, 2009 to $5,515,578 at March 31, 2010 was due substantially to increase in sales revenue, timely collection of payments from clients upon completion of projects, and increase in bank loans. The increase in our accounts receivable from $954,232 at September 30, 2009 to $1,120,040 at March 31, 2010 was composed of uncollected sales price from several equipment-bundled installation projects. The increase in inventory, primarily in raw materials and finished goods, from $785,108 as of September 30, 2009 to $4,005,314 as of March 31, 2010 was primarily due to (1) increase in stock of certain key materials in preparation for the possible severe price increase, especially the price of steel, and (2) increase in finished goods in preparation for projects currently in progress or to be executed soon.

Our total current liabilities as of March 31, 2010 totaled $8,947,129 as compared to $2,956,987 at September 30, 2009. The increase in current liabilities was primarily due to the increase in our short-term bank loans, advance from customers, and accounts payable. Our bank loan increased from $292,983 at September 30, 2009 to $732,506 at March 31, 2010. The increase in advance from customers from $278,955 at September 30, 2009 to $1,920,590 at March 31, 2010, and the increase in accounts payable from $1,504,328 as of September 30, 2009 to $3,116,215 as of March 31, 2010 as we have moved installation projects in six months ended March 31, 2010.

Discussion of Cash Flow

Comparison of cash flow results for the six months ended March 31, 2010 to the six months ended March 31, 2009, is summarized as follows:

	For the Six Months Ended March 31
	2010	2009
Cash flow from (used in) operating activities	$3,349,552	$2,012,266
Cash flow from (used in) investing activities	$(375,366)	$(5,784)
Cash flow from (used in) financing activities	$2,112,082	$(1,019,715)

Operating Activities

Cash flows from operating activities for the six months ended March 31, 2010 were $3,349,552, an increase of $ 1,337,286 or 66.46% as compared to $2,012,266 for the comparative period in 2009. The principal component of this net increase was the increase in net income.

Investing Activities

Net cash used in investing activities amounted to $375,366 for the six months ended March 31, 2010, which represented (i) $95,366 for purchase of additional manufacturing machineries at our plants and office equipment at our headquarters as well as local branches, and (ii) $280,000 cash paid by Dragon Path to purchase the 25% interest in Jinyu from the original minority shareholder. Net cash used in investing activities was $5,784 for the six months ended March 31, 2009, which resulted from purchase of manufacturing equipment for our manufacturing plant only.

Financing Activities

Net cash provided by financing activities amounted to $2,112,082 for the six months ended March 31, 2010, which was due to increase in short term bank loans in the amount of $439,404, due from directors and officers of $1,377,678, as well as shareholder capital contribution of $295,000. Net cash used in financing activities for the six months ended March 31, 2009 amounted to $1,019,715, which consisted of repayment of long-term bank loans of $1,462,433 offset by due from directors and officers of $442,718.

Off Balance Sheet Arrangements

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

Critical Accounting Policies

See “Note 4. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the critical accounting pronouncements adopted in this Quarterly Report on Form 10-Q/A.

Recent Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q/A.

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

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

•	We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

•	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

•	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

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

Changes in Internal Control over Financial Reporting

Other than Yuqiang Wu was appointed as our new Chief Financial Officer, there were no changes in our internal control over financial reporting for the six months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) None.

Item 6. Exhibits.

No.	Description
31.1	Certification of Principal Executive Officer Pursuant To Rules 13a-14 and 15d-14 of the Securities Exchange Act Of 1934

31.2	Certification of Principal Financial Officer Pursuant To Rules 13a-14 and 15d-14 of the Securities Exchange Act Of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA ENVIRONMENTAL PROTECTION, INC.

Date: October 17, 2012	By:/s/ Boping Li
Boping Li
Chief Executive Officer and Chairman

Date: October 17, 2012	By:/s/ Yuqiang Wu
Yuqiang Wu
Chief Financial Officer

