Form 10-Q/A
period 2010-06-30
China Environmental Protection Inc.
filed 2012-10-17
CIK 1418475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2010

or

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

EXPLANATORY NOTE

China Environmental Protection, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No.1”) to its Quarterly Report on Form 10-Q (the “Original 10-Q”) to amend and restate the Company’s previously issued and unaudited interim financial statements and related financial notes as of June 30, 2010 and for the three months ended June 30, 2010, which was originally filed with the Securities and Exchange Commission on August 23, 2010. Specifically, the restatements as described in Restatement of Previously Issued Financial Statements note (Note 2) to our financial statements include:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

FINANCIAL REPORT

AT JUNE 30, 2010 AND SEPTEMBER 30, 2009, AND

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	5

CONSOLIDATED STATEMENTS OF OPERATIONS	6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLICATED FINANCIAL STATEMENTS	9-35

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(restated)

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,286,543	$538,767
Restricted cash	6,036,738	80,863
Accounts receivable, net (Note 5)	1,462,872	954,232
Others receivables	110,482	106,738
Inventory (Note 6)	8,890,037	785,108
Advance to suppliers	1,543,467	294,697
Prepaid expenses	15,171	43,496
Deferred tax assets	70,167	39,465
Total current assets	20,415,477	2,843,366

Property, Plant and Equipment, net (Note 7)	1,549,894	1,537,439

OTHER ASSETS
Intangible assets, net (Note 8)	1,102,100	1,112,355
Refundable security deposit	2,909,730	1,714,658
Total other assets	4,011,830	2,827,013

Total Assets	$25,977,201	$7,207,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 9)	$737,307	$292,983
Accounts payable	3,912,011	1,504,328
Salary and welfare payables	470,711	427,559
Others payable	-	20,509
Taxes payable (Note 10)	1,821,609	429,102
Advance from customers	9,727,119	278,955
Due to the CEO	1,043,444	3,551
Total Current Liabilities	17,712,201	2,956,987

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Authorized 10,000,000 shares; none issued as of June 30, 2010 and September 30, 2009, respectively	-	-
Common stock, $0.01 par value; authorized 34,639,823 shares; Issued and outstanding- 17,000,017 shares and 16,150,000 shares as of June 30, 2010 and September 30, 2009, respectively	170,000	161,500
Additional paid-in capital	2,434,310	2,147,810
Retained earnings	5,681,323	1,684,696
Accumulated other comprehensive income (loss)	(20,633)	(53,602)
Total China Environmental Protection, Inc. Shareholders' equity	8,265,000	3,940,404
Noncontrolling Interest	-	310,427
Total Shareholders' Equity	8,265,000	4,250,831

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,977,201	$7,207,818

The accompanying notes are an integral part of these consolidated financial statements

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(restated)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Installation projects	$9,398,525	$8,177,041	$26,543,896	$15,577,448
Sales of equipment	192,863	101,446	1,242,042	1,196,650
Total revenues	9,591,388	8,278,487	27,785,938	16,774,098

Costs of Revenues
Cost of installation projects	6,663,803	6,196,674	18,407,405	11,833,509
Cost of equipment	132,642	49,433	851,636	932,816
Total costs of revenues	6,796,445	6,246,107	19,259,041	12,766,325

Gross profit	2,794,943	2,032,380	8,526,897	4,007,773

Operating Expense
Selling Expenses
Payroll and Commission	186	46	1,122,516	117,041
Fright out	-	16,485	3,706	81,278
Office expenses	50	-	73,637	123
Travel and entertainment	-	46	-	117,041
Total selling expenses	236	16,577	1,199,859	315,483

General and administrative expenses
Payroll	63,195	56,462	188,821	159,256
Employee benefit and pension	3,624	2,181	11,527	10,271
Depreciation and amortization expenses	22,458	18,556	65,165	55,790
Professional fees and consultancy fees	50,299	(7,299)	63,661	8,261
Taxes	19,012	3,408	36,824	22,572
Office expenses	41,747	13,189	121,385	35,065
Rental expense	2,198	2,197	6,592	6,584
Bad debt expenses	1,419,233	47	1,487,396	118,548
Research and development expenses	-	203	-	512,055
Travel and entertainment	17,321	14,994	58,147	48,958
Total General and Administrative Expenses	1,639,087	103,938	2,039,518	977,360

Total operating expenses	1,639,323	120,515	3,239,377	1,292,843

Income from operations	1,155,620	1,911,865	5,287,520	2,714,930

Non-operating income (expenses):
Interest income	93	34	193	455
Interest expenses	(10,957)	(4,562)	(27,165)	(14,221)
Gain on bargain purchase	-	-	52,016	-
Other income (expenses)	-	1,144	-	1,144
Total non-operating income (expenses)	(10,864)	(3,384)	25,044	(12,622)

Income before income taxes	1,144,756	1,908,481	5,312,564	2,702,308

Provision for income taxes
Current income tax expense	305,141	-	1,345,955	-
Deferred income tax expense (benefit)	(18,498)	477,121	(30,240)	675,577
Provision for income taxes	286,643	477,121	1,315,715	675,577

Net Income	858,113	1,431,360	3,996,849	2,026,731

Less: Net income attributable to noncontrolling interest	-	(3,710)	(222)	(11,944)

Net Loss attributable to
China Environmental Protection, Inc.	$858,113	$1,427,650	$3,996,627	$2,014,787

Basic and diluted earnings per share	$0.05	$0.09	$0.24	$0.13

Weighted average number of shares	17,000,017	16,150,000	16,581,250	16,150,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME

(restated)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$858,113	$1,431,360	$3,996,849	$2,026,731
Other comprehensive income, net of tax:
Effects of foreign currency conversion	53,357	835	32,969	3,298
Total other comprehensive, not of tax	53,357	835	32,969	3,298
Comprehensive income	911,470	1,432,195	4,029,818	2,030,029
Comprehensive income attributable to the noncontrolling interest	-	3,710	222	10,021
Comprehensive income attributable to the Company	$911,470	$1,428,485	$4,029,596	$2,020,008

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(restated)

	For the Nine Months Ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$3,996,849	$2,026,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,303	107,752
Bad debt expense	1,487,396	118,548
Impairment of fixed assets	7,459	3,114
Gain on bargain purchase	(52,016)	-
Deferred tax expense	(30,241)	675,577
Decrease (increase) in assets:
Restricted cash	(5,916,211)	(3,803)
Accounts receivable	(1,986,419)	(4,291,638)
Other receivable	(3,017)	63,282
Inventory	(8,046,513)	(377,878)
Advances to suppliers	(1,238,627)	(37,234)
Prepaid expense	28,425	(40,191)
Refundable security deposit	(1,175,944)	(152,822)
Increase (decrease) in liabilities:
Accounts payables	2,381,971	3,131,625
Salaries and welfare payable	40,057	(117,334)
Other payables	(20,509)	(258)
Taxes payable	1,380,536	(6,031)
Advance from customers	9,384,251	1,051,714
Net cash provided by operating activities	354,750	2,151,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(102,062)	(7,614)
Purchase of minority shares by Dragon Path	(280,000)	-
Net cash used in investing activities	(382,062)	(7,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contribution	295,000	-
Proceeds from bank loans	732,463	-
Repayments of bank loans	(292,985)	(292,603)
Proceeds from the CEO	1,043,291	455,600
Repayments to the CEO	(10,254)	-
Repayment of long-term loans	-	(1,463,015)
Net cash provided by (used in) financing activities	1,767,515	(1,300,018)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	7,573	(4,861)

NET CHANGES IN CASH AND CASH EQUIVALENTS	1,747,776	838,661

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	538,767	386,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,286,543	$1,224,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$7,963	$5,463
Interest paid	$27,165	$14,221

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

The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note2-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

Dragon Path was organized under the laws of the British Virgin Island on November 5, 2009. The Articles of Incorporation authorized Dragon Path to issue 50,000 shares of common stock with a par value of $1.00 per share. Upon formation of Dragon Path, 10,000 shares of common stock was issued for $10,000 on November 18, 2009. Dragon Path established and owns 100% of the equity interest of Yixing Dragon Path, a wholly foreign-owned entity ("WFOE") incorporated under the laws of China on January 26, 2010 in Yixing City, Jiangsu Province, China, as a limited liability company with a registered capital of $100,000, of which, $20,000 was contributed on August 24, 2010, and the balance of $80,000 was contributed in January, 2012.

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

Company Structure Flow Chart

China Environmental Protection Inc.
(the ""Company" or "China Environmental " or "CNVP")
F/K/A T.O.D. Taste on Demand Inc. ("TODT")
Incorporated in the State of Nevada
on August 31, 2007
Acquiring 100% equity interest on 2/12/2010
Dragon Path International Limited
("Dragon Path") (BVI holding company)
Incorporated in British Virgin Islands ("BVI")
on November 5, 2009
Acquiring 100% equity interest on 1/26/2010
Yixing Dragon Path Environment Technology Limited
("Yixing Dragon Path") ("WFOE")
Incorporated in Yixing City, Jiangsu Province, PRC
on January 26,2010
Acquiring 25% equity interest On 1/27/2010
Acquiring 100% beneficial interest on 1/27/2010 ("VIE")
Jiangsu Zhenyu Environmental Protection Technology Co., Ltd.
("Zhenyu") (PRC Operating Company)
Incorporated in Yixing City, Jiangsu Province, PRC
on March 28, 1993
Acquiring 75% equity interest on March 22, 2002
Jiangsu Jinyu Environmental Engineering Co., Ltd.
("Jinyu") (PRC Operating Company)
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

Subsequent Events

As required by FASB ASC 855 “Subsequent Events”, the Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements, except the common stock issuance disclosed in Note 17.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were immaterial for the three and nine months ended June 30, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were $0 and $512,055 for the nine months ended June 30, 2010 and 2009, respectively.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

China Contribution Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. The total provisions for such contribution was $9,905 and $10,271 for the nine months ended June 30, 2010 and 2009, respectively.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Nine months ended June 30, 2010	6.78140	6.82630
Nine months ended June 30, 2009	6.83070	6.83520
Year ended September 30, 2009	6.82630	6.83400
Year ended September 30, 2008	6.78990	7.09610

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share” which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended June 30, 2010 and 2009, respectively.

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	June 30,	September 30,
	2010	2009
	(unaudited)
Accounts receivable	$3,507,344	$1,511,308
Less: Allowance for doubtful accounts	(2,044,472)	(557,076)
Accounts receivable, net	$1,462,872	$954,232

Bad debt expense charged to operations was $1,487,396 and $118,548 for the nine months ended June 30, 2010 and 2009, respectively.

Note 6-	INVENTORY

The inventory consists of the following

	June 30,	September 30,
	2010	2009
	(unaudited)
Finished goods	$2,794,060	$119,441
Work-in-process	2,162,332	5,002
Raw materials	3,933,645	660,665
Total	$8,890,037	$785,108

No allowance for obsolete inventories was charged to operations for the three and nine months ended June 30, 2010 and 2009.

Note 7-	Property, Plant and Equipment

The detail of property, plant and equipment is as follows:

	June 30,	September 30,
	2010	2009
	(unaudited)
Building and warehouses	$1,658,337	$1,647,432
Machinery and equipment	259,461	251,996
Office equipment and furniture	77,073	71,847
Motor vehicles	141,679	49,164
Sub total	2,136,550	2,020,439
Less: accumulated depreciation	(586,656)	(483,000)
Total property, plant and equipment, net	$1,549,894	$1,537,439

Depreciation expense charged to operations was $99,801 and $90,273 for the nine months ended June 30, 2010 and 2009, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $45,404 and $45,237 for the nine months ended June 30, 2010 and 2009, respectively. The remainder, depreciation expense attributable to equipment used in administration, was $54,397 and $45,036 for the nine months ended June 30, 2010 and 2009, respectively, and was included in general and administration expenses.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	Land Use Right

The following is a summary of land use right, less amortization:

	June 30,	September 30,
	2010	2009
	(unaudited)
Land use right	$1,174,529	$1,166,806
Less: Amortization	(72,429)	(54,451)
Land use right, net	$1,102,100	$1,112,355

Amortization expense charged to operations was $17,502 and $17,479 for the nine months ended June 30, 2010 and 2009, respectively. Amortization expense with respect to the area where the production facility is located was charged to cost of revenues was $6,734 and $6,725 for the nine months ended June 30, 2010 and 2009, respectively. The remainder, amortization expense attributable to the area where the administration facility is located , was $10,768 and $10,754 for the nine months ended June 30, 2010 and 2009, respectively, and was included in general and administration expenses.

Note 9-	Short-Term Bank Loan

Short-term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans consisted of the following:

		June 30,	September 30,
		2010	2009
		(unaudited)
a)	Loan payable to China Construction Bank 1 year term from 7/8/2009 to 7/7/2010, a fixed interest rate of 0.487% per month	$-	$292,983

b)	Loan payable to China Construction Bank 1 year term from 12/3/2009 to 12/2/2010 a fixed interest rate of 0.487% per month	737,307	-
	Total	$737,307	$292,983

a)	The loan payable to China Construction Bank Yixing Branch was originally one year term from June 7, 2007 to June 6, 2008 with a fixed interest rate of 0.5703% per month. The loan was first renewed in 2008 for another year upon maturity for a higher fixed rate of 0.556% per month, and then renewed once again in 2009 for one more year with a lower fixed rate of 0.487% per month. The new maturity date is July 7, 2010. The Company paid back this loan in December 2009. The Company pledged a land use right in the amount of $249,036 (RMB 1.7 million) as well as a building in the amount of 73,246 (RMB 500,000) as collateral for the loan.

b)	The loan payable to China Construction Bank is one year term from December 3, 2009, to December 2, 2010 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loans.

Interest expense for the above short term loans totaled $27,165 and $14,221 for the nine months ended June 30, 2010 and 2009, respectively. We remitted interest payment upon receiving the bank's monthly notice. The interest amount in the bank's notice may be different from the amount calculated based on the interest rate descripted in the loan agreements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	Taxes payable

The taxes payable consists of the following:

	June 30,	September 30,
	2010	2009
	(unaudited)

Income tax payable	$1,772,300	$415,386
VAT payable	38,434	2,913
Other taxes payable	10,875	10,803
Total taxes payable	$1,821,609	$429,102

Note 11-	Segment Reporting

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

The summarized information by business segment follows:

	For the Nine Months Ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)
REVENUE
Sales of Installation projects	$26,543,896	$15,577,448
Sales of equipment	1,242,042	1,196,650
Total revenue	$27,785,938	$16,774,098

COST OF SALES
Cost of installation projects	$18,407,405	$11,833,509
Cost of equipment	851,636	932,816
Total costs of revenue	$19,259,041	$12,766,325

GROSS PROFITS
Sales of Installation projects	$8,136,491	$3,743,939
Sales of equipment	390,406	263,834
Total gross profit	$8,526,897	$4,007,773

	June 30,	September 30,
	2010	2009
	(unaudited)
TOTAL ASSETS OF THE COMPANY	$25,977,201	$7,207,818

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	Concentration of Risks

Seven major customers accounted for approximately 85.98% of our revenue in the nine months ended June 30, 2010, with each customer accounting for 11.18%, 11.38%, 11.54%, 13.15%, 13.81%,14.32, and 10.60%, respectively. Two major customers accounted for approximately 81.44% of our revenue in the nine months ended June 30, 2009, with each customer accounting for 55.45% and 25.99%, respectively.

No vendor provided 10% or more of the Company’s purchases for the nine months ended June 30, 2009. One vendor provided approximately 15.75% of the Company’s purchases for the nine months ended June 30, 2008.

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

The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was $52,016, which was recorded as gain on bargain purchase and was shown as a separate component of other income in the Company’s condensed consolidated statements of income for the three months and nine months ended June 30, 2010 and 2009. No bargain purchase gain was reported for the prior comparative period.

A reconciliation of minority interest as the following:

Balance as of September 30, 2007	$282,634
Proportionate share of Net Income (loss) from Jinyu	(10,451)
Foreign currency translation gain (loss)	28,788
Balance as of September 30, 2008	$300,971
Proportionate share of Net Income from Jinyu	11,050
Foreign currency translation gain (loss)	(1,594)
Balance as of September 30, 2009	$310,427
Proportionate share of Net Income from Jinyu before acquisition	222
Foreign currency translation gain (loss)	174
Non-controlling interest acquired by Dragon Path	(310,823)
Balance as of June 30, 2010 (unaudited)	$-

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	Corporate Income taxes

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

	For the Nine Months Ended
	June 30,
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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	CORPORATE INCOME TAXES (continued)

The components of deferred tax assets consist of the following:

Name of the companies		Zhenyu	Jinyu	Total

Deferred tax assets @ September 30, 2008		$1,067,211	$53,327	$1,120,538
Income (loss) before income tax
Zhenyu	$2,638,607
Jinyu	63,701
Total	$2,702,308
Deferred tax benefit (expense) utilized		(659,652)	(15,925)	(675,577)
Other comprehensive income, net of tax:
effects of foreign currency conversion		(6,970)	(168)	(7,138)
Deferred tax assets @ June 30, 2009 (unaudited)		$400,589	$37,234	$437,823

Net deferred tax assets @ September 30, 2009		$-	$39,465	$39,465
Income (loss) before income tax
Zhenyu	$5,383,819
Jinyu	(120,963)
Total	$5,262,856
Deferred tax benefit (expense) utilized		-	30,240	30,240
Other comprehensive income, net of tax:
effects of foreign currency conversion		-	462	462
Deferred tax assets @ June 30, 2010 (unaudited)		$-	$70,167	$70,167

Income taxes consist of the following:

	For the Nine Months Ended June 30,
	2009
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$2,638,607	$63,701	$2,702,308

Current income tax expense	-	-	-
Deferred income tax expense (benefit)	659,652	15,925	675,577
Total provision for income taxes	$3,298,259	$79,626	$675,577

	For the Nine Months Ended June 30,
	2010
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$5,383,819	$(120,963)	$5,262,856

Current income tax expense	1,345,955	-	1,345,955
Deferred income tax expense (benefit)	-	(30,240)	(30,240)
Total provision for income taxes	$1,345,955	$(30,240)	$1,315,715

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	Commitments and Contingencies

Operating Lease

Our subsidiary, Jinyu leased a land use right for a piece of land, approximately 0.52 acre (2,100 square meters), located in Gaocheng County, Yixing City, Jiangsu Province, for a three-year period from March 22, 2008 to March 21, 2011, from the local government. The annual rent is RMB 50,000 (then equivalent to $7,140) and payable quarterly. The lease can not be automately renewed. The parties will negotiate a new lease if both parries desire to do so when the lease expires. Jinyu's office premises, production facilities, and warehouse are located in this piece of land. The rental expense was $6,592 and $6,584 for the nine months ended June 30, 2010 and 2009, respectively. The future lease payments for the lease are as following at June 30, 2010.

The Year Ending September 30,	Future Lease Payment

2010	$1,843
2011	3,687
$5,530

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

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(Dollars in Thousands)

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	8,264	4,251
Total Assets	$8,264	$4,251
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-
Commitments and Contingencies	-	-
Shareholders' Equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and September 30, 2009	-	-
Common stock, par value $0.01, 34,639,823 shares authorized; 17,000,017 shares and 16,150,000 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	170	162
Additional paid-in capital	2,434	2,148
Retained earnings	5,681	1,685
Accumulated other comprehensive income (loss)	(21)	(54)
Total China Environmental Protection, Inc. Shareholders' equity (deficit)	8,264	3,941
Non-controlling Interest	-	310
Total Shareholders' Equity	$8,264	4,251

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS

Dollars in Thousands)

	For the Nine Months Ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	3,997	2,015
Net Income	$3,997	$2,015

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Nine Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$3,997	$2,015
Adjustments to reconcile net income (loss) provided by cash flows from operations Equity in undistributed income of subsidiaries	(3,997)	(2,015)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	SUBSEQUENT EVENT

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

Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements. China Environmental Protection, Inc. is referred to herein as “we”, “us”, “our”, or the “Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, but not limited to, (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our current operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise expressly required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements or the inform set forth in this Quarterly Report to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement and/or this Form 10-Q. For additional information regarding these risks and uncertainties, see “Risk Factors” in the Company’s Current Report on Form 8-K filed with SEC on February 12, 2010. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document reflect the Merger (as defined below) and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Organizational History

China Environmental Protection, Inc. (the “Company”), formerly known as T.O.D. Taste On Demand, Inc., was incorporated in the State of Nevada on August 31, 2007.

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

Upon the closing of the Merger as of February 12, 2010, (i) the Merger Sub merged with and into Dragon Path, (ii) the Company’s total number of outstanding shares was 17,000,017, (iii) Dragon Path became the wholly owned subsidiary of the Company, (iv) the shareholder of Dragon Path became the owner of 95% of the Company’s common stock, and (v) the Company’s prior officers and directors resigned; Mr. Boping Li was appointed as Chairman and Chief Executive Officer, and Mr. Yuqiang Wu was appointed as Director and Chief Financial Officer.

Effective February 12, 2010, the Company changed its name from "T.O.D. Taste on Demand, Inc.” to “China Environmental Protection, Inc.”, and the Company's Over-the-Counter Bulletin Board trading symbol was changed from “TOOT” to “CNVP” on March 25, 2010. The transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Dragon Path is treated as the continuing entity for accounting purposes.

The Company conducts all its business through Dragon Path, substantially all of whose operations are conducted through Yixing Dragon Path, a wholly foreign owned entity (“WFOE”) organized under the laws of PRC. Yixing Dragon Path entered into several exclusive contractual agreements with Zhenyu. Pursuant to these agreements, Yixing Dragon Path is obligated to absorb a majority of the risk of loss from Zhenyu’s operation and entitled it to receive a majority of its expected residual returns. In addition, Zhenyu’s shareholders have pledged their equity interest in Zhenyu to Yixing Dragon Path, irrevocably granted Yixing Dragon Path an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Zhenyu and agreed to entrust all the rights to exercise their voting power to the persons appointed by Zhenyu. Through these contractual arrangements, the Company and Yixing Dragon Path hold all the variable interests of Zhenyu. Therefore, the Company is the primary beneficiary of Zhenyu.

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

Our corporate structure is set forth in the diagram below:

Our Business Overview

We conduct our business in China primarily through our variable interest entity Zhenyu and its 75% owned subsidiary Jinyu. We believe we are a well-recognized China-based water treatment equipment supplier and project contractor. Holding five national patents and through sixteen years of development, we believe we have a relatively strong market share in waste water treatment sector in China and are ranked among top six of Yixing City’s best environmental protection enterprises based on Yixing Municipal Government’s ranking of 2009 outstanding environment protection enterprises (Yizhengfa Document No.[2010]18). We believe Yixing is the country’s production base for environmental protection equipment. We are headquartered in Yixing, Jiangsu, with total building areas of 7,800 square meters. As of June 30, 2010, we have 171 employees in total.

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

Discussion of Operation Results

Operation Results for the Three Months Ended June 30, 2010 and 2009

Revenues

For the three months ended June 30, 2010, we reported revenues of $9,591,388 as compared to $8,278,487 for the three months ended June 30, 2009, an increase of $1,312,901, or 15.85%. The increase was attributable to the following factors: (1) From January 2009, our business began transitioning from equipment sales to focus on the equipment installation projects which have a 5% to 10% higher profit margin than equipment sales. This transition led to more sales revenue for the three months ended June 30, 2010. (2) There was an increase in the market demand in China for high-quality waste water treatment equipment, especially as more and more old waste water treatment plants all over China are undergoing improvement or upgrade mandated by local governments. (3) We had higher brand recognition, established good long-term relationship with more clients and won more referrals from existing customers for the three months ended June 30, 2010.

Revenues from installation projects for the three months ended June 30, 2010 were $9,398,525, an increase of $1,221,484, or 14.94% as compared to $8,177,041 for the comparable period in 2009. Revenues from equipment sales for the three months ended June 30, 2010 were $192,863, an increase of $91,417, or 9.01%, as compared to $101,446 for the comparable period in 2009. The increase in revenues from both segments was primarily due to the factors cited above.

Cost of Revenue

For the three months ended June 30, 2010, our cost of revenue was $6,796,445 as compared to $6,246,107 for the three months ended June 30, 2009, an increase of $550,338, or 88.18%. The increase in cost of revenue was primarily due to increase in sales.

Gross Profit

For the three months ended June 30, 2010, our gross profit was $2,794,943, an increase of $762,563 or 37.52%, as compared with $2,032,380 for the three months ended June 30, 2009. Our overall gross profit as a percentage of revenues increased to 29.14% for the three months ended June 30, 2010 as compared to 24.55% for the comparable period in 2009. The increase in our gross profit was due to transition of business focus from traditional equipment sales which have lower sales volume, higher production cost and relatively lower profit margin compared to comprehensive equipment sales and installation as well as project management, which has a 5% to 10% higher profit margin and enables us to conduct mass equipment sales and better utilize our manufacturing capacity and labor force, and effectively manage the production costs.

Operating Expenses

Our operating expenses, which include selling, general and administrative expenses, totaled $1,639,323 for the three months ended June 30, 2010, an increase of $1,518,808, or 1,260.26% as compared to $120,515 for the three months ended June 30, 2009. The increase in our operating expenses was mainly attributable to increase in bad debt expenses, as we were not able to collect certain portion of accounts receivable resulted from the installation project sales.

The Company carries accounts receivable at the invoiced amount without bearing interest less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs and account adjustments based upon contractual terms. In circumstances in which we receive payment for accounts receivable which have previously been written off, we reverse the allowance and bad debt expenses.

Interest Expenses

Net interest expenses increased from $4,562 for the three months ended June 30, 2009 to $10,957 for the three months ended June 30, 2010. The increase in interest expenses was due to a short-term bank loan of $737,307 received in December 2010. For three months ended June 30, 2009, we only had outstanding bank loan of $292,983.

Income Taxes

The Company and its subsidiary and affiliated entities, Yixing Dragon Path, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Zhenyu and Jinyu is in the best interest of the Company's business operations. Since there is no certainty that Yixing Dragon Path will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. For the three months ended June 30, 2010, we reported total income tax of $286,643 whereas for the three months ended June 30, 2009, we recorded income tax provision of $477,121. The decrease was in line with the decrease in taxable income.

Net Income

As a result of the factors described above, we reported net income of $858,113 for the three months ended June 30, 2010, a decrease of $573,247, or 40.05% as compared with $1,431,360 for the three months ended June 30, 2009.

Our business operations are conducted exclusively in the PRC, and therefore, our functional currency is Chinese Renminbi (”RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

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

Translation adjustments amounted to other comprehensive income of $53,357 and $835 for the three months ended June 30, 2010 and 2009, respectively. The balance sheet amounts with (excluding equity accounts) at June 30, 2010 were translated at 6.7814 RMB to 1.00 USD as compared to 6.8307 RMB to 1.00 USD at June 30, 2009. The equity accounts were stated at the historical rate. The average translation rates applied to our income statements for the three months ended June 30, 2010 and 2009 were 6.8263 RMB and 6.8352 RMB, respectively.

Operation Results for the Nine Months Ended June 30, 2010 and 2009

Revenues

For the nine months ended June 30, 2010, we reported revenues of $27,785,938 as compared to $16,774,098 for the nine months ended June 30, 2009, an increase of $11,011,840, or 65.65%. The increase was attributable to the following factors: (1) From the beginning of 2009, our business began transitioning from equipment sales to focus on the equipment installation projects which have a 5% to 10% higher profit margin than equipment sales. This transition led to more sales revenue for the nine months ended June 30, 2010. (2) There was an increase in the market demand in China for high-quality waste water treatment equipment, especially as more and more old waste water treatment plants in China are undergoing improvement or upgrades as mandated by local governments. (3) We had higher brand recognition, established good long-term relationship with more clients and won more referrals from existing customers.

Cost of Revenue

For the nine months ended June 30, 2010, our cost of revenue was $19,259,041 as compared to $12,766,325 during the nine months ended June 30, 2009, an increase of $6,492,716, or 50.86%. The increase in cost of revenue was primarily due to increase in sales.

Gross Profit

For the nine months ended June 30, 2010, our gross profit was $8,526,897, an increase of $4,519,124 or 112.76%, as compared to $4,007,773 for the nine months ended June 30, 2009. Our overall gross profit as a percentage of revenues increased to 30.67% for the nine months ended June 30, 2010 from 23.89% for the comparable period in 2009. The increase in gross profit and grow profit margin was attributable to transition of business focus from traditional equipment sales, which have lower sales volume, higher production cost and relatively lower profit margin compared to comprehensive equipment sales and installation as well as project management, which have a 5% to 10% higher profit margin and enable us to conduct mass equipment sales and better utilize our manufacturing capacity and labor force, and effectively manage the production costs.

Operating Expenses

Our operating expenses, comprising selling, general and administrative expenses, totaled $3,239,377 for the nine months ended June 30, 2010, as compared to $1,292,843 for the nine months ended June 30, 2009. The increase in our operating expenses was mainly attributable to increase in sales commissions resulting from increase in revenues and increase in bad debt expenses, as we were not able to collect certain portion of accounts receivable resulted from the installation project sales.

Interest Expenses

Net interest expenses increased from $14,221 for the nine months ended June 30, 2009 to $27,165 for the nine months ended June 30, 2010. The increase in interest expense was a result of a short-term bank loan of $737,307 received in December 2010. For the same period in 2009, we only had outstanding bank loan of $292,983.

Income Taxes

The Company and its subsidiary and affiliated entities, Yixing Dragon Path, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Zhenyu and Jinyu is in the best interest of the Company's business operations. Since there is no certainty that Yixing Dragon Path will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. For the nine months ended June 30, 2010, we recorded income tax provision of $1,315,715, an increase of $640,138, or 94.75%, as compared to $675,577 for the nine months ended June 30, 2009. The increase was in line with the increase in taxable income.

Net Income

As a result of the factors described above, we reported net income of $3,996,849 for the nine months ended June 30, 2010, as compared with $2,026,731 for the nine months ended June 30, 2009. The increase of $1,970,118 or 97.21% in our net income was primarily attributable to increase in revenue for the nine months ended June 30, 2010, as well as higher profit margin on the installation projects.

Other Comprehensive Income

We operate exclusively in the PRC and the functional currency of our operating subsidiary and affiliated entity is RMB. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

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

Translation adjustments amounted to other comprehensive income of $32,969 and other comprehensive income of $3,298 for the nine months ended June 30, 2010 and 2009, respectively. The balance sheet amounts with (excluding equity accounts) at June 30, 2010 were translated at 6.7814 RMB to 1.00 USD as compared to 6.8307 RMB to 1.00 USD at June 30, 2009. The equity accounts were stated at the historical rate. The average translation rates applied to the income statements accounts for the nine months ended June 30, 2010 and 2009 were 6.8263 RMB and 6.8352 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

To date, we have financed our operations primarily through cash flows from operations and borrowings from banks. As of June 30, 2010, we had $2,703,276 in working capital. Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

Total current assets increased to $20,415,477 as of June 30, 2010 from $2,843,366 as of September 30, 2009, an increase of $17,572,111, or 618.00%. The increase in our current assets primarily resulted from increase in cash and cash equivalents, restricted cash, accounts receivables, and inventory.

The increase in cash and cash equivalents from $538,767 at September 30, 2009 to $2,286,543 at June 30, 2010 was due to increase in sales revenue and collection of payments from clients upon completion of the projects. The increase in bank loan also provides more cash for our daily operations. The increase in accounts receivable from $954,232 at September 30, 2009 to $1,462,872 at June 30, 2010 was primarily composed of uncollected sales price from several equipment-bundled installation projects. The increase in inventory, primarily raw materials and finished goods, from $785,108 as of September 30, 2009 to $8,890,037 as of June 30, 2010 was due to (1) increase in stock of certain key materials in preparation for the possible severe price increase, and (2) increase in finished goods in preparation for projects currently in progress or to be executed soon. The increase in restricted cash from $80,863 at September 30, 2009 to $6,036,738 at June 30, 2010 was due to increase in our sales. Restricted cash is cash set aside to provide a guarantee for execution of contracts and is subject to withdrawal restrictions. Prior to the start of the sales of equipment or installation of waste water treatment facility projects, the Company is required to maintain certain deposits, as restricted cash, with the PRC financial institutions to provide a guarantee to the Company’s industrial or municipal clients in relation to the execution of the sales of equipment contracts or the installation contracts of waste water treatment facility projects. These deposits are non- interest bearing and normally equivalent to 5% to 10% of the contract price or the amount specifically descripted in the contracts, and are subject to withdrawal restrictions up to the completion of the sales of equipment contracts, or one year after completion of the installation projects, or for a period specified in the contacts.

Our total current liabilities as of June 30, 2010 totaled $17,712,201 as compared to $2,956,987 at September 30, 2009. The increase in current liabilities was primarily due to the increase in our short-term bank loan, advance from customers, accounts payable, due to CEO as well as taxes payable. Our bank loan increased from $292,983 at September 30, 2009 to $737,307 at June 30, 2010 due to increase in our need for working capital as a result of increased business activities. The increase in taxes payable from $429,102 at September 30, 2009 to $1,821,609 as of June 30, 2010 was attributable to increase in sales and taxable income. Increase in accounts payable from $1.504.328 as of September 30, 2009 to $3,912,011 as of June 30, 2010 and the increase of $9,448,164 in advance from customers were due to increase in our ongoing installation projects. The due to CEO increased from $3,551 at September 30, 2009 to $1,043,444 at June 30, 2010. Due to the CEO is the short-term loans from our chief executive office, director, and majority shareholder, Mr. Li Boping to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Based on our current operating plan, we believe that existing cash and cash equivalents, as well as cash to be generated by operations will be sufficient to meet our capital requirements for our current operations.

Discussion of Cash Flow

Comparison of cash flow results for the nine months ended June 30, 2010 to the nine months ended June 30, 2009 is summarized as follows:

	For the Nine Months Ended June 30
	2010	2009
Cash flow from (used in) operating activities	$354,750	$2,151,154
Cash flow from (used in) investing activities	$(382,062)	$(7,614)
Cash flow from (used in) financing activities	$1,767,515	$(1,300,018)

Operating Activities

Cash flows from operating activities for the nine months ended June 30, 2010 were $354,750, a decrease of $1,796,404 or 83.51% as compared to $2,151,154 for the comparative period in 2009. The decrease primarily resulted from the increase in restricted cash and inventory as we have move on going installation projects during the months ended June 30, 2010.

Investing Activities

Net cash used in investing activities amounted to $382,062 for the nine months ended June 30, 2010, which comprised (i) $102,061 for the purchase of additional manufacturing machineries at our plants and office equipment at our headquarters as well as local branches, and (ii) $280,000 cash paid by Dragon Path to purchase the 25% minority interest in Jinyu from its former minority shareholder. Net cash used in investing activities amounted to $7,614 for the nine months ended June 30, 2009, which represented our purchase of manufacturing equipment for our manufacturing plant. Net cash used in investing activities for the nine months ended June 30, 2010 increased by $374,448 as compared to the comparable period in 2009.

Financing Activities

Net cash provided by financing activities amounted to $1,767,515 for the nine months ended June 30, 2010, which was due to increase in short term bank loans in the amount of $732,463. Net cash used in financing activities for the nine months ended June 30, 2009 amounted to $1,300,018 which represented our repayment of our long-term loans of $1,463,015 offset by due from an officer of $455,600.

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

Recent Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies”in“Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q/A.

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

