Form 10-K
period 2010-09-30
China Environmental Protection Inc.
filed 2012-10-23
CIK 1418475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended or September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

Commission file number 000-53783

CHINA ENVIRONMENTAL PROTECTION, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3255056

State or other jurisdiction of incorporation or organization	(I.R.S Employer Identification No.)

West Garden, Gaocheng Town, Yixing City, Jiangsu Province, People’s Republic of China 214214
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 86-510-87838598

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, as of March 31, 2010, was approximately $33,825,082.5 based on the closing price of such common equity quoted for such date on the OTCBB (6,150,015 shares of common stock held by non-affiliates, closing price on March 31,2010 was $5.50)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock of the Company, par value $0.001, issued and outstanding as of September 30, 2010 was 17,170,015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Currency, exchange rate, and “China” and other references

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the Renminbi. According to the currency exchange website www.xe.com, on September 30, 2010, $1.00 was equivalent to 6.8263 yuan.

References to “PRC” and “China” are to the People’s Republic of China.

References to “Zhenyu” are to Jiangsu Zhenyu Environmental Protection Technology Co., Ltd, a PRC company that we manage and control.

Unless otherwise specified or required by context, references to “we,” “the Company”, “our” and “us” refer collectively to (i) China Environmental Protection, Inc., (ii) the subsidiaries of China Environmental Protection, Inc., Dragon Path International Limited (“Dragon Path”), a British Virgin Islands limited liability company, (iii) Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”) , a wholly foreign-owned enterprise under the laws of the PRC (“WFOE”), (iv) Jiangsu Zhenyu Environmental Protection Technology Co., Ltd. and its subsidiary, Jiangsu Jinyu Environmental Engineering Co., Ltd. (“Jinyu”).

2

CHINA ENVIRONMENTAL PROTECTION, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2010

PART I

Item 1.	Business.

Corporate History and Structure

China Environmental Protection, Inc., a Nevada corporation (the “Company”), was formerly known as T.O.D. Taste On Demand Inc.

On February 12, 2010, the Company, through an acquisition by China Environmental Protection Inc, a Nevada corporation (the “Merger Sub”) wholly owned by the Company, and then the merger of the Merger Sub with and into the Company (the “Merger”), acquired all of the outstanding capital stock of Dragon Path International Limited, a British Virgin Islands corporation (“Dragon Path”). Dragon Path is a holding company whose only asset is 100% of the registered capital of Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”) on January 26, 2010. Substantially all of Dragon Path's operations are conducted in China through Yixing Dragon Path, and through contractual arrangements with Yixing Dragon Path’s consolidated affiliated entity in China, Jiangsu Zhenyu Environmental Protection Technology Co. Ltd. (“Zhenyu”), a company incorporated under the laws of PRC on March 28, 1993. Zhenyu is engaged in design, manufacture, and installation of waste water treatment equipment for environmental protection purposes, as well as providing high-quality after-sales services.

Before the closing of the Merger, the Company effected a 4.61896118 for 1 reverse split of our outstanding common stock, so that after such split there were approximately 850,000 shares of our common stock issued and outstanding.

Upon the closing of the Merger as of February 12, 2010, (i) the Merger Sub merged with and into Dragon Path, (ii) the Company’s total number of outstanding shares was 17,000,017, (iii) Dragon Path became the wholly owned subsidiary of the Company, (iv) the shareholder of Dragon Path became the owner of 95% of the Company’s common stock, and (v) the Company’s prior officers and directors resigned, and Mr. Boping Li was appointed as the Chairman and Chief Executive Officer, and Mr. Yuqiang Wu was appointed as the Director and Chief Financial Officer.

Effective February 12, 2010, the Company changed its name from “T.O.D. Taste on Demand, Inc.” to “China Environmental Protection, Inc.”, and the Company's Over-the-Counter Bulletin Board trading symbol was changed from “TODT.OB” to “CNVP.OB” on March 25, 2010. The transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Dragon Path is treated as the continuing entity for accounting purposes.

The Company conducts all its business through Dragon Path, substantially all of whose operations are conducted through Yixing Dragon Path, a wholly foreign owned entity (“WFOE”) organized under the laws of PRC.

Yixing Dragon Path entered into several exclusive contractual agreements with Zhenyu. Pursuant to these agreements, Yixing Dragon Path is obligated to absorb a majority of the risk of loss from Zhenyu’s operation and entitled it to receive a majority of its expected residual returns. In addition, Zhenyu’s shareholders have pledged their equity interest in Zhenyu to Yixing Dragon Path, irrevocably granted Yixing Dragon Path an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Zhenyu and agreed to entrust all the rights to exercise their voting power to the persons appointed by Zhenyu. Through these contractual arrangements, the Company and Yixing Dragon Path hold all the variable interests of Zhenyu. Therefore, the Company is the primary beneficiary of Zhenyu. Below is a summary of the contractual agreements. You should read these agreements in their entirety which are attached to the Current Report on Form 8-K filed on February 12, 2010.

Transfer of Ownership When Permitted by Law

Pursuant to the call option agreement by and among Yixing Dragon Path, Zhenyu and Zhenyu’s shareholders dated as of January 27, 2010, Yixing Dragon Path or its designee has an exclusive option to purchase all or part of the equity interests in Zhenyu, when and to the extent permitted by PRC law. The purchase price of the equity interest shall be equal to the capital paid in by the transferors, adjusted pro rata for purchase of less than all of the equity interest, unless applicable PRC laws and regulations require an appraisal of the equity interest or stipulate other restrictions regarding the purchase price of the equity interest.

Voting Arrangement

Pursuant to the voting rights proxy agreement by and among Yixing Dragon Path, Zhenyu and its shareholders dated as of January 27, 2010, the shareholders of Zhenyu have irrevocably granted and entrusted Yixing Dragon Path with all of their voting rights as Zhenyu’s shareholders.

Equity Pledge Agreement

Pursuant to the equity pledge agreement by and among Yixing Dragon Path, Zhenyu and its shareholders dated as of January 27, 2010, each of shareholders of Zhenyu has pledged his or her equity interest in Zhenyu to Yixing Dragon Path to secure their obligations under the consulting services agreement.

Consulting Services Agreement

Pursuant to the consulting services agreement by and among Yixing Dragon Path and Zhenyu dated January 27, 2010, Yixing Dragon Path provides management and consulting services to Zhenyu in exchange for service fees. The service fees, payable in RMB each quarter, equal to all of Zhenyu’s net income for such quarter based on Zhenyu’s quarterly financial statements.

Based on these contractual arrangements, the Company believes that Zhenyu and its subsidiary and affiliates should be considered as Variable Interest Entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) 510 “Consolidation of Variable Interest Entities. Accordingly, the Company consolidates Zhenyu and its subsidiary’s results, assets and liabilities.

Zhenyu owns 75% of Jiangsu Jinyu Environmental Engineering Co., Ltd. (“Jinyu”), a sino-foreign joint venture established under the laws of PRC on June 7, 2004, with registered capital of $1,120,000. Jinyu primarily engages in the design, manufacture and installation of environmental protection equipment and engineering projects (or systems) for waste water treatment, as well as providing after-sales services to customers. Jinyu is located in Yixing City, the same location of Zhenyu. On January 28, 2010, before the closing of the Merger, the minority shareholder of Jinyu transferred the remaining 25% of the interest in Jinyu to Dragon Path in exchange for $280,000. As a result, Dragon Path assumed 100% control over Jinyu, partially through ownership via Dragon Path and partially through control over Zhenyu.

Our corporate structure is set forth in the diagram below:

Our Business Overview

We conduct our business in the People’s Republic of China primarily through our variable interest entity, Zhenyu and its 75%-owned subsidiary, Jinyu.

We believe we are a well-recognized China-based water treatment equipment supplier and project contractor.

Holding five patents and through sixteen years of development, we believe we have a relatively big market share in waste water treatment sector in China and are ranked among top six of Yixing City’s best environmental protection enterprises based on Yixing Municipal Government’s ranking of 2009 outstanding environment protection enterprises (Yizhengfa Document No.[2010]18). We believe Yixing is the country’s production base for environmental protection equipment. We are headquartered in Yixing, Jiangsu, with total building areas of 7,800 square meters. As of September 30, 2010, we have 171 employees in total.

We carry out our business based on two models: (i) equipment sales from customer orders; and (ii) project installation which includes the design, manufacturing and installation of waste water treatment equipment.

We acquire our product orders and projects through a transparent bidding process. In terms of pricing strategy, we have a flexible pricing policy to target different market segments and different customers.

Our key products include ZFP-1380 Rotating Disc Aeration equipment, ZYXG Series of Sludge Suction Scraper, ZYSR Series of Surface Scraper and other water treatment equipment. These products can be divided into four categories:

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

Overview of the Waste Water Treatment Industry in the PRC

The water treatment industry in the PRC has experienced and is expected to continue to experience rapid growth. The PRC faces severe water shortages and natural water resource pollution due to rapid growth in population, urbanization and industrialization. To address those issues, the PRC government has enacted environmental standards and invested significantly in water treatment projects to promote sustainable economic growth and to provide its population with affordable, purified water.

According to the poll conducted by Freedonia, the global market demand for waste water treatment equipment will consistently grow at an annual rate of 6.4% for the next few years. The global sales volume will reach $39.9 billion by the year of 2011. In the PRC market, the same demand will increase at an annual growth rate of 15.5% before 2012.

During the past five years, the market demand for waste water treatment equipment in China has been kept steadily increasing, primarily due to increased level of industrialization, urbanization, and awareness of environment protection among general public. According to the relevant data provided by Frost & Sullivan, more than 3,000 waste water treatment plants have been built and put into use in China from 2001 to 2005.

China Environmental Protection Industry Association predicts that sales of waste water treatment equipment will increase from $2.1 billion in 2004 to $3.8 billion in 2010, with compound annual growth rate of 10.1%. In the meantime, revenue generated from waste water treatment related industry will increase from $3 billion in 2004 to $14.6 billion in 2010, with compound annual growth rate of 30.0%. The newly published laws and regulations relating to environment protection in China, as well as general public’s concerns on industrial pollution, have also educated enterprises and general public, enabling them to become aware of the importance and benefits of waste water treatment.

China ranks 88th in the world in terms of per capita water resource, with 2,200 cubic meters per person in China compared to the world average of 8,800 cubic meters per person. Meanwhile, China faces poor water management issue. The water utilization rate, for a number of rivers in China, including the Huai River, Liao River and Yellow River, was as high as 60% in 2007 in comparison with the 30% to 40% international standards with the intention of conserving water resources. Moreover, 49% of China’s seven major water bodies were designated as Type IV and V water bodies, which indicates that they are polluted and unsuitable for humans (a designation of Type I, II or III is required for drinking water, National Surface Water Quality Monthly Report of February 2008 issued by the China National Environmental Monitoring Center).

China has enacted numerous water reforms to address the country’s water shortage and water pollution problems. We believe stricter water quality regulations for existing infrastructure will continue to drive incremental spending in water treatment methods. According to the Ministry of Water Resources, the average water tariff of waterworks increased 505% from RMB0.0280 per cubic meter in 2000 to RMB0.1442 per cubic meter in 2007.

China’s water shortage and pollution control strategies are driving increased water treatment investment by the PRC government and private investors. For example, approximately 3,000 wastewater plants were built in China between 2001 and 2005 according to Frost & Sullivan. In addition, major water supply projects in China, such as the South-to-North Water Diversion Project providing for a network of water transfer canals from the relatively water rich south to the north, will cost approximately $22 billion before 2013.

The PRC government’s National Environmental Protection 11th Five-Year Plan (2006-2010), or the Five-Year Plan, establishes explicit objectives for water resource protection, drinking water quality improvement and water treatment development. For example, the plan requires all urban municipalities to build wastewater treatment facilities with wastewater treatment rate of no less than 70% and a nationwide urban wastewater treatment capacity of 100 million tons per day. To accomplish those goals, planned investment of urban wastewater infrastructure (including the cost of wastewater treatment, sewers, sludge treatment and wastewater recycling) in China is expected to be RMB332 billion between 2006 and 2010 according to the National Urban Wastewater Treatment and Recycling Facilities Construction 11th Five-Year Plan.

The PRC government has also implemented market reforms and encouraged private sector participation to improve operational efficiencies at municipal wastewater treatment facilities. As a result of such reforms, two market-based management models—build-operate-transfer, or BOT, and transfer-operate-transfer, or TOT—have been developed in an effort to expand available sources of capital and improve operational efficiencies within the water sector.

Market Size and Growth Potential

With China’s ongoing industrialization and urbanization, we expect a strong demand for water treatment equipment in the PRC in the coming years. The global demand for water treatment products is projected to grow nearly 6.4% per year to $39.9 billion in 2011, and the demand for water treatment products in China is estimated to increase nearly 15.5% per year through 2012 (Freedonia Group).

The sources of demand and resulting customers in the PRC market for water treatment equipment can be classified into the following four broad categories: the circulating water treatment industry, the industrial water purification industry, the wastewater treatment industry and the municipal waste water treatment industry. According to The China Association of Environmental Protection Industry, or CAEPI, the market for these industries will have double digit annual growth rate ranging from 12% to 25% until year 2010.

The size of the circulating water treatment industry in China is estimated at $2.2 billion in 2010. Many industrial sectors, such as food and beverages, electronics, pharmaceuticals and chemical/petroleum processors, require treated circulating water in their products or as part of their manufacturing processes. The use of untreated circulating water in manufacturing processes can result in inconsistent product quality and substantial equipment degradation, which can lead to high maintenance or replacement costs.

The size of the industrial water purification sector, is estimated at $14.4 billion in 2010. The pharmaceutical, chemical, food and beverage, food processing and electronics industries all require highly purified water in their manufacturing processes and significantly affects the business outlook of those industries in China.

Chinese regulations regarding the disposal of aqueous industrial waste, combined with public concern for industrial pollution, have led to increased awareness on the part of businesses and public utilities as to the benefits of wastewater treatment and waste minimization. In response to higher water prices and rising wastewater discharge fees, industrial manufacturers have also become aware of the cost-effectiveness of recycling their wastewater. As a result of these factors, industrial manufacturers increasingly require complex systems and equipment to treat and recycle process water and wastewater.

According to the Organization for Economic Co-operation and Development’s Environmental Performance Reviews on China, the size of the municipal waste water treatment industry in China is estimated at $15 billion in 2010. Water in nearly half of China’s major cities fails to meet the national standards for drinking water. Defects in chemical treatment of tap water and aging municipal water supply systems have caused additional pollution. Traditional processes of using chemicals for water treatment have only limited capability in removing organic matters in water and may result in the concentration of harmful substances such as ammonia nitrogen and bio-assimilating organic carbon and odor in the treated water. Improving the quality of drinking water has become an urgent task in China.

Major Factors Affecting Our Business

We believe that the following factors affect our business and consequently, our financial performance:

(i)	Increasing Demand for Water Treatment Equipment

We believe rapid growth in the water treatment equipment industry in China has positively affected our business. We believe such growth was driven by several key factors, including growth in population, industrialization and urbanization. As the Chinese government imposes stricter environmental and water quality standards to promote sustainable economic growth, we believe that water treatment will become a priority issue for municipalities, industries and commercial businesses.

On November 5, 2010, the State Council of China announced an economic stimulus plan in the amount of $585 billion to stimulate economic growth and bolster domestic demand. The economic stimulus plan includes, among others, increased spending on basic infrastructure construction projects for water, electricity, gas and heat to improve the standard of living in China and protect the environment. Because of the economic stimulus plan and the projected increase in demand for affordable purified water as China continues to industrialize and modernize, we believe that the water treatment industry, and in turn the demand for our products and related project engineering, will continue to experience strong growth for the foreseeable future.

(ii)	Fluctuations in Raw Material and Components Costs

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

(iii)	Intellectual Property

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

Our Strengths, Strategies, Risks and Uncertainties

Under the current circumstances, we believe the following strengths allow us to compete effectively in the water treatment equipment and project construction industry in China:

•	With more than 16 years’ experience in the industry, we are one of the first few water treatment companies in the PRC with strong customer recognition and industry reputation.

•	We have established good cooperative relationship with major universities and other industrial design institutions for our R& D activities. With five patents on our key products, we will continue to make significant efforts on R&D development. From raw materials to finished goods, from product design to engineering installation, we rely on our own ability, rather than outsourcing to cut costs.

•	Our standardized and scalable business model focuses on standardized water treatment equipment as well as engineering process designed for high asset turnover.

•	Our strategies are to capitalize on our competitive strengths, to expand our current market penetration and to benefit from the anticipated rapid growth in China’s water treatment industry. Our goal is to become the leading player in the environmental protection industry in China focusing on water treatment by implementing the following strategies:

•	Business Transition –We are making business transition from traditional equipment manufacturing to the design, manufacture, installation of both equipment and engineering projects for waste water treatment, as well as provide after-sales services to customers.

•	Market Share Expansion – We are expanding our market share through strengthened marketing campaign aiming at targeted markets: including more than 50 new municipal waste water treatment plants in Hebei province, 60 new municipal waste water treatment plants in Hubei province, and construction of facilities of municipal waste water interception pipelines for 113 municipal waste water treatment plants in Hunan province.

•	Cost Control – We strive to increase our innovative ability in order to maintain strict cost control.

Our ability to realize our business objectives and execute our strategies is subject to risks and uncertainties, including the following:

•	We need to timely make new product enhancements and new products, otherwise we may be unable to grow our revenue as expected and may incur expenses relating to the development or acquisition of new products and technologies;

•	Competition from present and future competitors in China’s growing water treatment market; and

•	Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all

These risks and uncertainties, along with others, are also described in the Item 1A. Risk Factors section of this Annual Report on Form 10-K.

Patents

The following table summarizes the basic information of our patents:

Name of the Patent	Innovator	Date of application	Date of Publication	Patent number	Effective period
Rotary Water Lever Control Device	Boping Li	12/17/2009	12/01/2010	ZL200920234621.1	10 years

Silt Stripping Device	Boping Li	12/17/2009	11/10/2010	ZL200920284624.5	10 years

Revolving Water Decanter were Studied and Blocking Slag Device.	Boping Li	12/17/2009	11/10/2010	ZL200920884622.6	10 years

An Improved water decanter	Boping Li	4/30/2004	5/12/2004	ZL032215591	10 years

Improved Oxidation Rotating Disc and Bearing	Boping Li	4/30/2003	9/28/2005	ZL03221600.9	10 years

Improved Water Decanter	Boping Li & Jieping Wang	4/30/2003	5/14/2004	ZL03221599.1	10 years

Trademark

Our “Zhenyu” trademark (No.5213411) has been approved by the PRC National Trademark Bureau. We also have filed two other trademark applications which are now under review by the National Trademark Bureau.

Sales and Marketing

We sell our products and services primarily through direct sales. Our sales strategy is to appoint our sales representatives to market our products to targeted customers on a one-on-one basis.

In addition to the above sales strategy, we also have refined our strategies to target certain specific industries. For example, we have appointed several sales representatives in Jinmen, Hubei Province to promote our sales to the local branch of a leading petrochemical company. We have also appointed sales representative in Beijing in order to manage our projects with one of our important customers in Beijing and to promote our services to other companies in the electricity industry. In 2009, we appointed sales representatives in Xinjiang and Inner Mongolia to promote our equipment sales and engineering installation projects with targeted customers in the crude oil and electricity industry, respectively. We believe that this strategy will help us broaden the market coverage of our products and services.

Major Customers

Our major customers and product application include:

(i)	Crude Oil and Chemical Industry

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

(ii)	Electricity and Smelting Industry

Our products and services in these areas include chemical water treatment equipment, boiler water supply equipment, condensate treatment equipment and industrial waste water recycling and reusing equipment. Our successful project with a leading Chinese electricity power company helped us maintain long-term cooperative relationship with the “Big Four” state-owned electricity companies, namely China Huaneng Group, China Power Investment Corporation, China Guodian Corporation, and China Datang Corporation.

(iii)	Municipal Waste Water Treatment

One of our sewage treatment projects in Henan has helped us successfully win the bid on several other projects.

(iv)	Transportation and Infrastructure Construction Industry

Our projects in this area include the design, manufacturing and installation of waste water treatment equipment related to highway construction.

We normally sell our waste water treatment equipment to a wide range of customers. Since the beginning of 2009, we have shifted our business focus from traditional equipment sales to equipment-bundled installation projects, which have a 5% to 10% higher profit margin. As a result, the installation projects accounted for a significant percentage of our total sales revenue for the year ended September 30, 2010.

For the fiscal year ended September 30, 2010, six major customers accounted for approximately an aggregate of 68.35% of our revenue, with each customer accounting for 12.63%, 12.18%, 11.72%, 11.60%, 10.18%, and 10.04%, respectively. Three major customers accounted for approximately 67.48% of our revenue in the year ended September 30, 2009, with each customer accounting for 35.29%, 16.54%, and 15.65%, respectively. Three major customers accounted for approximately 87.37% of our revenue in the year ended September 30, 2008, with each customer individually accounting for 32.49%, 32.31%, and 22.57%, respectively.

Raw Materials and Major Vendors

Major raw materials used in our equipment manufacturing process include steel, polyresen, industrial chemicals, standardized mechanical parts, and electrical elements. Approximately 98% of our raw materials and parts are purchased locally. For those raw materials and parts that have to be imported, we work with the local agents of foreign companies, such as SEW, Ruode, and Siemens.

No vendor provided 10% or more of the Company’s purchases for the year ended September 30, 2010. One major vendor provided approximately 11.92% of the Company’s purchases for the year ended September 30, 2009. Two vendors provided approximately 28.91% of the Company’s purchases for the year ended September 30, 2008, with each vendor individually accounting for 15.10% and 13.81%, respectively. Over the past years, we have established strategic long term relationship with our suppliers. To attempt to assure our raw material supply, we typically keep a list of multiple vendors for each category of materials rather than using an exclusive vendor.

Product Delivery

We strive to deliver our products or services to our customers on a timely basis.

For orders of our equipment in small quantities, we use China Railway Express or our own transportation vehicles for delivery. For large-scale equipment or larger orders of our equipment, we rely on logistics companies to make delivery. To attempt to ensure timely delivery of our products to our customers, we have maintained good business relationships with our local logistics companies.

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

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were $513,095, $512,143 and $0 for the years ended September 30, 2010, 2009 and 2008, respectively.

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

Employees

As of September 30, 2010, we had 171 full time employees. The following table sets forth the number of our full time employees categorized by function as of the period indicated:

As of September 30, 2010
Management	9
R&D	8
Manufacturing	107
Sales and marketing	29
Quality control	5
Administrative and human resource	9
Accounting and finance	4
Total	171

We participate in various employee benefit plans that are organized by municipal and provincial governments, including retirement, medical, unemployment, work injury and maternity benefit plans for our managerial and key employees. In addition, we provide short term insurance plans for all our employees while on duty to cover work related accidents.  We have entered into non-competition agreements with our management and key personnel, which prohibit them from engaging in any activities that compete with our business during, and for one or two years after, the period of their employment with our company. We have also entered into confidentiality agreements with all of our employees.

We have not been subjected to any strikes or other labor disturbances that have interfered with our operations, and we believe that we have a good relationship with our employees. Our employees are not covered by any collective bargaining agreements.

Government Regulation

We are subject to a wide range of regulation covering every aspect of our business. The most significant of these regulations are set forth below. In each case, we have passed the most recent required inspections and have received appropriate and up-to-date licenses, certificates and authorizations, as set forth in the next subsection of this Annual Report on Form 10-K.

Regulations on Safety Supervision for Special Equipment

On March 11, 2003, the State Council issued Regulations on Safety Supervision for Special Equipment (“Special Equipment Regulations”) with came into effect on June 1, 2003 and was amended on January 24, 2009. According to Special Equipment Regulations, an enterprise, which manufactures elements for pressure pipeline, such as valves, is required to obtain the manufacture license of special equipment issued by competent special equipment safety supervision authorities before relevant business operations.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the MOFCOM and the National Development and Reform Commission or the NDRC in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The PRC Subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is primarily governed by a series of regulations, including the Regulations on Exchange Control of the PRC (2008), and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of the SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), foreign invested enterprises (“FIEs”), such as SK WFOE, may purchase foreign exchange without the approval of the SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from the SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

(iv)	Regulations on Exchange Control of the PRC (2008)

(v)	Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996)

Under these regulations, FIE in the PRC may pay dividends only out of the FIE’s profits, if any, after the payment of its enterprise income tax and contributions to its reserve fund, employee bonus and welfare fund and enterprise development fund at percentages that are decided by its board of directors; and such net profits shall be distributed in proportion to the contributions to the registered capital of the parties to the venture. Moreover, the registered capital contribution of an FIE must be fully paid before any profit or dividend of the FIE is remitted abroad; where the registered capital contribution of an FIE is not been fully paid due to special circumstances, profits or dividends of the FIE can be remitted abroad only if approvals from competent authorities have been obtained; furthermore, an FIE may only remit profits or dividends abroad at authorized banks and must comply with certain procedural requirements, such as providing the Foreign Invested Enterprise Foreign Exchange Registration Certificate, the resolution of the board of directors for the distribution of profits, the capital verification report issued by certified public accountants, the audit report and the tax payment documentation, etc.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, the SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to the Notice 142, FIEs shall obtain verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi. The Notice 142 provides that the Renminbi capital converted from foreign currency registered capital of a FIE may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC, unless it is provided for otherwise. In addition, on July 18, 2011, the SAFE issued a supplementary notice of Notice 142 to address further explanation on the related conducting rules of Notice 142, which became effective as of August 1, 2011.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

On October 21, 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005; and on May 20, 2011, the SAFE issued the specific conducting rules of Notice 75 namely Operating Rules for Fund-raising and Return Investment Activities of Domestic Residents through Special Purpose Companies, which became effective as of

Regulation on Intellectual Property Rights

Patent Law

The National People’s Congress adopted the Patent Law of the People’s Republic of China in 1984, and amended it in 1992, 2000 and 2008, respectively. A patentable invention, utility model or design must meet three conditions: novelty, inventiveness and practical applicability. Patents cannot be granted for scientific discoveries, rules and methods for intellectual activities, methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation. The Patent Office under the State Council is responsible for receiving, examining and approving patent applications. A patent is valid for a twenty-year term in the case of an invention and a ten-year term in the case of a utility model or design, starting from the application date. A third-party user must obtain consent or a proper license from the patent owner to use the patent except for certain specific circumstances provided by law. Otherwise, the use will constitute an infringement of the patent rights.

Trademark Law

Both the PRC Trademark Law, adopted in 1982 and revised in 1993 and 2001, and the Implementation Regulation of the PRC Trademark Law adopted by the State Council in 2002, give protection to the holders of registered trademarks. The Trademark Office, under the authority of the State Administration for Industry and Commerce, handles trademark registrations and grants rights for a term of ten years for registered trademarks, which may be renewed by the Trademark Office. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar commodities or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use. Trademark license agreements must be filed with the Trademark Office or its regional offices.

Regulation on Employment

On June 29, 2007, the National People’s Congress promulgated the Labor Contract Law of PRC, or the Labor Law, which became effective as of January 1, 2008. On September 18, 2008, the PRC State Council issued the PRC Labor Contract Law Implementation Rules, which became effective as of the date of issuance.

Pursuant to the PRC Labor Contract Law and its implementation rules, employers must execute written labor contracts with full-time employees. All employers must compensate their employees with wages equal to at least the local minimum wage standards. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with workplace safety training. Violations of the PRC Labor Contract Law may result in the imposition of fines and other administrative liabilities. Criminal liability may arise for serious violations.

In addition, employers in the PRC are obliged to provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance and housing funds.

Item 1A.	Risk Factors.

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

The risk factors presented below are all of the ones that we currently consider material. However, they are not the only ones facing our Company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Business and Industry

If the market for water treatment equipment does not grow at the rate we expect or at all, our sales and profitability may be materially and adversely affected.

We derive all of our revenue from sales of our products in China. Our business’ development depends, in large part, on continued growth in the demand for quality water treatment equipment in China. Although this market has grown rapidly, the growth may not continue at the same rate. The Freedonia Group, a market research firm, projects demand for water treatment products in China will increase nearly 15.5% per year through 2012. However, developments in our industry are, to a large extent, outside of our control and any reduced demand for water treatment equipment, any downturn or other adverse changes in China’s economy could materially and adversely harm our sales and profitability.

If we fail to meet evolving customer demands and requirements for water treatment equipment, including through product enhancements or new product introductions, or if our products do not compete effectively, our financial results may be materially and adversely affected.

The market for water treatment equipment is characterized by changing technologies, periodic new product introductions and evolving customer and industry requirements, including solution requirements for different contaminants or varying volumes of water. Our competitors are continuously searching for more cost effective and efficient water treatment methods and technologies which, if successful, could render our products obsolete in whole or in part. Our research and development efforts will focus on developing new processes, applications and technologies to enhance our existing products. If we fail to timely develop new product enhancements and new products or if our products are rendered obsolete, we may be unable to grow our revenue as expected and may incur expenses relating to the development or acquisition of new products and technologies that are not fully offset by the revenue they generate, which could materially and adversely affect our financial results.

If we fail to maintain or improve our market position or respond successfully to changes in the competitive landscape, our business, financial condition and results of operations may be materially and adversely affected.

We operate in a highly competitive industry characterized by rapid technological development and evolving industry standards. Our competitors include a number of global and China-based companies that produce and sell products similar to ours. Some of our international competitors have stronger brand names, greater access to capital, longer operating histories, longer or more established relationships with their customers, stronger research and development capabilities and greater marketing and other resources than we do. Some of our domestic competitors have stronger distribution networks and end-user customer bases, better access to government authorities and stronger industry-based backgrounds than us. Due to the evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, and thereby intensify competition. These competitors may be able to reduce our market share by adopting more aggressive pricing policies than we can or by developing technology and services that gain wider market acceptance than our products. Existing and potential competitors may also develop relationships with our distributors in a manner that could significantly harm our ability to sell, market and develop our products. As a result of these competitive pressures and expected increases in competition, we may price our products lower than our competitors to maintain market share. Any lower pricing may negatively affect our profit margins. If we fail to maintain or improve our market position or fail to respond successfully to changes in the competitive landscape, our business, financial condition and results of operations may be materially and adversely affected.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We may require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or potential investments or acquisitions we may pursue. To meet our capital needs, we may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution of your holdings. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Our failure to adequately protect, or uncertainty regarding the validity, enforceability or scope of, our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We strive to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, we regard our intellectual property as critical to our success. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in Chinese intellectual property law. Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries. Currently, we hold five patents. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to protect our intellectual property, but this protection may be inadequate. For example, our pending or future patent applications may not be approved or, if allowed, they may not be of sufficient strength or scope to protect our intellectual property. As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which may negatively affect any competitive advantage we enjoy, dilute our brand and materially and adversely affect our results of operations. In addition, policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and due to the relative unpredictability of China’s legal system and potential difficulties of enforcing a court’s judgment in China, there is no guarantee litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert our management’s attention away from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business, financial condition and results of operations.

Third party use of our trademarks and the “Zhenyu” name may dilute their value and materially and adversely affect our reputation, goodwill and brand.

Due to ambiguities in Chinese intellectual property law, the cost of enforcement and our prior lack of enforcement, we may be unable to prevent third parties from using the Zhenyu trademark and our name, Zhenyu.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

Our success largely depends on our ability to use and develop our technology, know-how and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. The holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us or may otherwise make it difficult for us to acquire a license on commercially acceptable terms.

There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies we work with in cooperative research and development activities. Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in China or other countries. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

•	pay damage awards;
•	seek licenses from third parties;
•	pay additional ongoing royalties, which could decrease our profit margins;

•	redesign our products; or
•	be restricted by injunctions.

These factors could effectively prevent us from pursuing some or all of our business and result in our end-user customers or potential end-user customers deferring, canceling or limiting their purchase or use of our products, which may have a material adverse effect on our business, financial condition and results of operations.

We may undertake acquisitions, which may have a material adverse effect on our ability to manage our business, and may end up being unsuccessful.

Our growth strategy may involve the acquisition of new technologies, businesses, products or services or the creation of strategic alliances in areas in which we do not currently operate. These acquisitions could require that our management develop expertise in new areas, manage new business relationships and attract new types of customers. Furthermore, acquisitions may require significant attention from our management, and the diversion of our management’s attention and resources could have a material adverse effect on our ability to manage our business. We may also experience difficulties integrating acquisitions into our existing business and operations. Future acquisitions may also expose us to potential risks, including risks associated with:

•	the integration of new operations, services and personnel;
•	unforeseen or hidden liabilities;
•	the diversion of resources from our existing businesses and technologies;
•	our inability to generate sufficient revenue to offset the costs of acquisitions; and
•	potential loss of, or harm to, relationships with employees or customers, any of which may have a material adverse effect on our ability to manage our business.

Failure to manage our growth could strain our management, operational and other resources, which may materially and adversely affect our business, financial condition and results of operations.

Our growth strategy includes increasing market penetration of our existing products, developing new products, expanding our product offerings and providing a comprehensive integrated set of products. Pursuing these strategies has resulted in, and will continue to result in, substantial demands on management resources. In particular, the management of our growth will require, among other things:

•	continued enhancement of our research and development capabilities;
•	continued growth of our manufacturing capacity;
•	stringent cost controls and sufficient liquidity;
•	strengthening of financial and management controls;
•	increased marketing, sales and sales support activities; and
•	hiring and training of new personnel

We may not be able to effectively manage any expansion in one or more of these areas, and any failure to do so could harm our ability to maintain or increase revenue and operating results. In addition, our growth may require us to make significant capital expenditures or to incur other significant expenses. If we are not able to manage our growth successfully, our business, financial condition and results of operations may be materially and adversely affected.

The slowdown of China’s economy caused in part by the recent challenging global economic conditions may adversely affect our business, results of operations and financial condition.

China’s economy has experienced a slowdown after the second quarter of 2007, when the quarterly growth rate of China’s gross domestic product reached 11.9%. A number of factors have contributed to this slowdown, including appreciation of the Renminbi, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation. The slowdown has been further exacerbated by the challenging global economic conditions in the financial services and credit markets, which in recent months has resulted in extreme volatility and dislocation of the global capital and credit markets.

On November 5, 2008, the State Council of China announced an economic stimulus plan in the amount of $585 billion to stimulate economic growth and bolster domestic demand. The economic stimulus plan includes, among others, increased spending on basic infrastructure construction projects for water, electricity, gas and heat to improve the standard of living in China and protect the environment. Although the economic stimulus plan could generate increased demand for our water treatment equipment, we cannot assure you that the economic stimulus plan or various macroeconomic measures and monetary policies adopted by the Chinese government to guide economic growth and the allocation of resources will be effective in sustaining the growth of the Chinese economy. The slowdown of the Chinese economy could lead to a decrease in business and construction activity nationwide, which could reduce demand for our products and adversely affect our business, results of operations and financial condition.

If we fail to accurately project demand for our products, we may encounter problems of inadequate supply or oversupply, which would materially and adversely affect our business, financial condition and results of operations, as well as damage our reputation and brand.

We project demand for our products based on rolling projections and our understanding of industrial policies and government plans for future residential developments that may affect demand for water treatment equipment. The varying sales and purchasing cycles, however, make it difficult for us to accurately forecast future demand for our products.

If we overestimate demand, we may purchase more raw materials or components than required. If we underestimate demand, our third party suppliers may have inadequate raw material or product component inventories, which could interrupt our manufacturing and delay shipments, and could result in lost sales. In particular, we are seeking to reduce our procurement and inventory costs by matching our inventories closely with our projected manufacturing needs and by deferring our purchase of raw materials and components from time to time in anticipation of supplier price reductions. As we seek to balance reduced inventory costs and production flexibility, we may fail to accurately forecast demand and coordinate our procurement and production to meet demand on a timely basis. Our inability to accurately predict and to timely meet our demand would materially and adversely affect our business, financial conditions and results of operations as well as damage our reputation and brand.

If we cannot obtain sufficient raw materials and components that meet our production standards at a reasonable cost or at all, our ability to produce and market our products, and thus our business, could suffer.

For the fiscal year 2009, 54.96% of our raw materials were purchased from our top two vendors. Two major vendors provided approximately 21.43% of the Company’s purchases of raw materials for the fiscal year ended September 30, 2010, with each vendor individually accounting for 10.78% and 10.65%. If any supplier is unwilling or unable to provide us with high-quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our customers now or in the future, which could impact our ability to source raw materials and components. Our inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. We may be required to redesign our products to conform to the materials and components provided by these alternative suppliers. Moreover, these suppliers may delay shipments or supply us with inferior quality raw materials and components that may adversely impact the performance of our products. The costs of raw materials could increase and we may not be able to pass these price increases on to our customers. If any of these events occur, our ability to produce and market our products, and thus our business could suffer.

Any interruption in our manufacturing operations or production and distribution processes could impair our financial performance and negatively affect our brand.

Our manufacturing operations involve the coordination of raw materials and components (some sourced from third parties), internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We manufacture, assemble and store almost all of our products, as well as conduct some of our primary research and development activities, at a principal facility located in Jianshu province, China. We do not maintain back-up facilities, so we depend on this facility for the continued operation of our business. A natural disaster or other unanticipated catastrophic event, including power interruptions, water shortage, storms, fires, earthquakes, terrorist attacks and wars, could significantly impair our ability to manufacture our products and operate our business, as well as delay our research and development activities. Our facility and certain equipment located in this facility would be difficult to replace and could require substantial replacement lead-time. Catastrophic events may also destroy any inventory located in our facility. The occurrence of such an event could materially and adversely affect our business. In addition, any stoppage in production, even if temporary, or delay in delivery to our customers could severely affect our business or reputation. We currently do not have business interruption insurance to offset these potential losses and any interruption in our manufacturing operations or production and distribution processes could impair our financial performance and negatively affect our brand.

Our insurance coverage may be inadequate to protect us against losses.

Although we maintain property insurance coverage for our facilities, we do not have any business liability, loss of data or business interruption insurance coverage for our operations in China. If any claims for injury are brought against us, or if we experience any business disruption, litigation or natural disaster, we might incur substantial costs and diversion of resources.

Problems with product quality or product performance could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our operating results depend, in part, on our ability to deliver quality products on a timely and cost effective basis. As our products become more advanced, it may become more difficult to maintain our quality standards. If we experience deterioration in the performance or quality of any of our products, including as a result of the expansion of our manufacturing capabilities, it could result in delays in delivery, cancellations of orders or customer returns and complaints, loss of goodwill and harm to our brand and reputation. Furthermore, our products are manufactured using raw materials and components that have been produced by third parties, and when a problem occurs, it may be difficult to identify the source of the problem. These problems may lead to a decrease in customers and revenue, harm to our brand, unexpected expenses, loss of market share, the incurrence of significant repair costs, diversion of the attention of our personnel from our product development efforts or customer relation problems, any one of which may materially and adversely affect our business, financial condition and results of operations.

Our products may become subject to recall in the event of defects or other performance related issues.

Our products may become subject to recall and we may be at risk for product recall costs which are costs incurred when, either voluntarily or involuntarily, a product is recalled through a formal campaign to solicit the return of specific products due to a known or suspected performance defect. Costs typically include the cost of the product, part or component being replaced, the cost of the recall borne by our customers and labor to remove and replace the defective part or component. Our products have not been the subject of an open recall. If a recall decision is made, we will need to estimate the cost of the recall and record a charge to earnings in that period. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change. Excessive recall costs or our failure to adequately estimate these costs may negatively affect our operating results.

Environmental claims or failure to comply with any present or future environmental regulations may require us to spend additional funds and may harm our results of operations.

We are subject to environmental, health and safety laws and regulations that affect our operations, facilities and products in China. Any failure to comply with any present or future environmental, health and safety laws and regulations could result in the assessment of damages or imposition of fines against us, suspension of production, cessation of our operations or even criminal sanctions. New laws and regulations could also require us to acquire costly equipment or to incur other significant expenses. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspension of our business operations, which may harm our results of operations.

If we are deemed to have materially violated the regulation regarding the discharge of pollutants, the governmental authorities may order us to rectify the situation of noncompliance within a time limit. If more stringent regulations are adopted in the future, the related compliance costs could be substantial. Any failure by us to control the use of or to adequately restrict the discharge of hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

We depend heavily on key personnel, and the loss of key employees and senior management could harm our business.

Our future success depends in significant part upon the continued contributions of our key technical and senior management personnel, Mr. Boping Li, our founder and chief executive officer, for example. It also depends in significant part upon our ability to attract and retain additional qualified management, technical, sales and marketing and support personnel for our operations. Competition for such personnel is intense and we may fail to retain our key personnel or fail to attract, assimilate or retain other high-qualified personnel in the future. If we lose a key employee, if a key employee fails to perform in his or her current position or if we are not able to attract and retain skilled employees as needed, our business could suffer. Turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team and impair our operations, which could harm our business.

In addition, if any of these key personnel joins a competitor or forms a competing company, we may lose some of our end-user customers. In such cases, our profitability and financial performance may be adversely affected. We have entered into confidentiality and non-competition agreements with all of these key personnel. However, if any disputes arise between these key personnel and us, it is not clear, in light of uncertainties associated with the Chinese legal system, what the court decisions will be and the extent to which these court decisions could be enforced in China, where all of these key personnel reside and hold some of their assets. See “Risks Related to Doing Business in China—China’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.”

The newly enacted Chinese enterprise income tax law will affect tax exemptions on the dividends we receive and increase the enterprise income tax rate applicable to us.

We conduct substantially all of our business through our wholly owned Chinese subsidiaries and we derive all of our income from these subsidiaries. Prior to January 1, 2008, dividends derived by foreign legal persons from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption ceased after January 1, 2008 with the effectiveness of the new EIT law.

We will incur increased costs as a result of being a public company.

We expect to incur significant legal, accounting and other expenses that we did not incur as a private company. Moreover, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have imposed additional requirements on corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some corporate activities more time-consuming and costly. For example, as a result of becoming a public company, we will need to add independent directors to our board and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. It may also be difficult for us to attract and retain qualified persons to serve on our board of directors due to increased risks of liability to our directors under the new rules and regulations. We are currently evaluating and monitoring developments with respect to these new rules and regulations, and we cannot predict or estimate with any degree of certainty the amount or timing of additional costs we may incur.

Although our results of operations, cash flows and financial condition reflected in our combined and consolidated financial statements include all of the expenses allocable to our business, because of the additional administrative and financial obligations associated with operating as a publicly traded company, they may not be indicative of the results of operations that we would have achieved had we operated as a public entity for all periods presented or of future results that we may achieve as a publicly traded company with our current holding company structure. Such variations may be material to our business.

Risks Relating to Doing Business in China

Our business operations are primarily conducted in the People’s Republic of China. Because China’s economy and its laws, regulations and policies are different from those typically found in the west and are continually changing, we will face risks including those summarized below.

Adverse changes in political and economic policies of the Chinese government could impede the overall economic growth of China, which could reduce the demand for our products and have a material adverse effect on our business and prospects.

We conduct all of our operations and generate all of our sales in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;
•	the early stage of development of the market-oriented sector of the economy;
•	the rapid growth rate;
•	the higher level of control over foreign exchange; and
•	the allocation of resources.

As the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, the Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. While the Chinese economy has grown significantly in the past 30 years, the growth has been uneven geographically among various sectors of the economy, and during different periods. We cannot assure you that the Chinese economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on our business. For example, the Chinese economy experienced high inflation in the second half of 2007 and the first half of 2008. China’s consumer price index soared 7.9% during the six months ended June 30, 2008 as compared to the same period in 2007. To combat inflation and prevent the economy from overheating, the Chinese government adopted a number of tightening macroeconomic measures and monetary policies, including increasing interest rates, raising statutory reserve rates for banks and controlling bank lending to certain industries or economic sectors. However, due in part to the challenging global economic conditions facing the financial services and credit markets and other factors, the growth rate of China’s gross domestic product has decreased to 6.8% in the fourth quarter of 2008, down from 11.9% in the second quarter of 2007. As a result, beginning in September 2008, among other measures, the Chinese government began to loosen macroeconomic measures and monetary policies by reducing interest rates and decreasing the statutory reserve rates for banks. In addition, on November 5, 2008, the State Council of China announced an economic stimulus plan in the amount of $585 billion to stimulate economic growth and bolster domestic demand. The economic stimulus plan includes, among others, increased spending on basic infrastructure construction projects for water, electricity, gas and heat to improve the standard of living in China and protect the environment. Although the economic stimulus plan could generate increased demand for our water treatment equipment, we cannot assure you that the economic stimulus plan or various macroeconomic measures and monetary policies adopted by the Chinese government to guide economic growth and the allocation of resources will be effective in sustaining the growth of the Chinese economy.

The Chinese government will continue to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of water treatment investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects. Our ability to operate in China may also be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land-use-rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support China’s economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment, we could be subject to severe penalties.

Our businesses are currently primarily provided through contractual arrangements between Yixing Dragon Path, our WFOE operating subsidiary and Zhenyu.  If we, our existing or future PRC operating subsidiaries and affiliates are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our PRC subsidiaries and affiliates;
•	discontinuing or restricting our PRC subsidiaries’ and affiliates’ operations;
•	imposing conditions or requirements with which we or our PRC subsidiaries and affiliates may not be able to comply;
•	requiring us or our PRC subsidiaries and affiliates to restructure the relevant ownership structure or operations; or
•	restricting or prohibiting our use of the proceeds of any offering to finance our business and operations in China.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with Zhenyu and its shareholders for a substantial portion of our China operations, which may not be as effective in providing operational control as direct ownership.

We rely on contractual arrangements with Zhenyu and its shareholders to operate our business. For a description of these contractual arrangements, see “Corporate History and Structure” and “Contractual Arrangements” and “Related Party Transactions”. These contractual arrangements may not be as effective in providing us with control over Zhenyu as direct ownership. If we had direct ownership of Zhenyu, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Zhenyu which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if Zhenyu or any of its shareholders fails to perform respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective. For example, if the shareholders of Zhenyu were to refuse to transfer their equity interest in Zhenyu to us or our designee when we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to fulfill their contractual obligations.

Many of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Contractual arrangements we have entered into among our subsidiary and affiliated entity may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

As a result of this risk, you should evaluate our results of operations and financial condition without regard to these tax savings

The PRC legal system embodies uncertainties which could limit the legal protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past few decades has significantly enhanced the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary, Yixing Dragon Path, is a wholly foreign-owned enterprise which is an enterprise incorporated in China and wholly-owned by foreign investors. Yixing Dragon Path is subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to wholly foreign-owned enterprises in particular. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into with Zhenyu. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with Zhenyu, and other foreign investors, including you.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that could restrict our overseas and cross-border investment activity, and a failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

The PRC National Development and Reform Commission, or NDRC, and SAFE promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long term equity or debt investment or creation of any security interest over the assets located in China. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot assure you that all of our shareholders who are PRC residents will comply with our request to make or obtain any registrations or approvals required under these regulations or other related legislation. Furthermore, as the regulations are relatively new, the PRC government has yet to publish implementing rules, and much uncertainty remains concerning the reconciliation of the new regulations with other approval requirements. It is unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. The failure or inability of our PRC resident shareholders to comply with these regulations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject additional capital into our PRC subsidiaries and the ability of our PRC subsidiaries to make distributions or pay dividends, or materially and adversely affect our ownership structure. If any of the foregoing events occur, our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China.

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure you that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions. In the event that the sellers failed to pay any taxes required under PRC law in connection with these transactions, the PRC tax authorities might require us to pay the tax, together with late-payment interest and penalties.

If any of our PRC affiliates becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy those assets, which could reduce the size of our advertising network and materially and adversely affect our business, ability to generate revenue and the market price of our stock.

Substantially all of our operations are conducted in China through contractual arrangements with Zhenyu and its shareholders. As part of these arrangements, Zhenyu holds certain of the assets that are important to the operation of our business. If it goes bankrupt and all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If Zhenyu undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, our ability to generate revenue and the market price of our stock.

All of our assets are located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the People’s Republic of China do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Anti-inflation measures may be ineffective or harm our ability to do business in China.

In recent years, the PRC government has instituted anti-inflationary measures to curb the risk of an overheated economy characterized by debilitating inflation. These measures have included devaluations of the renminbi, restrictions on the availability of domestic credit, and limited re-centralization of the approval process for some international transactions. These austerity measures may not succeed in slowing down the economy’s excessive expansion or control inflation, or they may slow the economy below a healthy growth rate and lead to economic stagnation or recession; in the worst-case scenario, the measures could slow the economy without curbing inflation. The PRC government could adopt additional measures to further combat inflation, including the establishment of price freezes or moratoriums of certain projects or transactions. Such measures could harm the economy generally and hurt our business by limiting the income of our customers available to purchase our merchandise, by forcing us to lower our profit margins, and by limiting our ability to obtain credit or other financing to pursue our expansion plans or maintain our business.

Governmental control of currency conversions may affect the value of your investment.

All of our revenue is earned in renminbi, and any future restrictions on currency conversions may limit our ability to use revenue generated in renminbi to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises like us may buy, sell or remit foreign currencies only after providing valid commercial documents at a PRC banks specifically authorized to conduct foreign-exchange business.

In addition, conversion of renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign-exchange accounts for capital account items. There is no guarantee that PRC regulatory authorities will not impose additional restrictions on the convertibility of the renminbi. Such restrictions could prevent us from distributing dividends and thereby reduce the value of our stock.

The fluctuation of the exchange rate of the renminbi against the dollar could reduce the value of your investment.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and renminbi. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into renminbi for our operations, appreciation of the renminbi against the U.S. Dollar could reduce the value in renminbi of our funds. Conversely, if we decide to convert our renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the renminbi, the U.S. dollar equivalent of our earnings from our subsidiary in China, would be reduced. In addition, the depreciation of significant U.S. Dollar-denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the renminbi to the U.S. Dollar. Under the new policy, the renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the renminbi against the U.S. dollar of approximately 12% as of the date of this report. While the international reaction to the renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the renminbi against the U.S. Dollar.

We receive all of our revenues in renminbi. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the China. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where renminbi are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The PRC government could also restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

Recently-modified SAFE regulations may restrict our ability to remit profits out of China as dividends.

SAFE Regulations regarding offshore financing activities by PRC residents have recently undergone a number of changes which may increase the administrative burdens we face. The failure of our stockholders who are PRC residents to make any required applications and filings pursuant to these regulations may prevent us from being able to distribute profits and could expose us and our PRC-resident stockholders to liability under PRC law.

SAFE issued a public notice (the “October Notice”), effective as of November 1, 2005, and implementation rules in May 2007, which require registration with SAFE by the PRC-resident stockholders of any foreign holding company of a PRC entity. These regulations apply to our stockholders who are PRC residents. In the absence of such registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

In the event that our PRC-resident stockholders have not followed the procedures required under the October Notice and its implementation rules, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions, and we could face liability for evasion of foreign-exchange regulations. Such consequences could affect our good standing under PRC regulations and our ability to operate in the PRC, and could therefore diminish the value of your investment.

China’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

China’s legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the China. However, the China’s system of laws is not yet comprehensive. The legal and judicial systems in the China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the China judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The China’s legal system is based on civil law, or written statutes; a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

As a matter of substantive law, the foreign-invested enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to foreign-invested enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices that are not consistent with U.S. generally accepted accounting principles. PRC accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of foreign-invested enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Our subsidiary, Yixing Dragon Path is a wholly foreign-owned enterprise and is subject to these regulations.

As a matter of enforcement, although the enforcement of substantive rights may appear less clear than in the U.S., foreign-invested enterprises and wholly foreign-owned enterprises are PRC-registered companies, which enjoy the same status as other PRC-registered companies in business-to-business dispute resolution. Because the Articles of Association of the Company do not specify a method for the resolution of business disputes, the Company and other parties involved in any business dispute are free to proceed either in the Chinese courts or, if they are in agreement, through arbitration. Under PRC law, any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards. Therefore, PRC laws relating to business-to-business dispute resolution should not work to the disadvantage of foreign-invested enterprises such as the Company.

However, the PRC laws and regulations governing our current business operations are sometimes vague and uncertain. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business and the enforcement and performance of our arrangements with suppliers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

In addition, some of our present and future executive officers and directors, most notably Mr. Boping Li, may be residents of the PRC and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

The Chinese accounting system is different from that of the United States and we may not have adequate safeguards in place to assure that our books and records comply with U. S. requirements.

All of our current operations are conducted in China and we record all of our transactions in accordance with the generally accepted rules of accounting applicable in the People’s Republic of China. These rules are different from the generally accepted rules of accounting applicable (“GAAP”) in the United States. In order to report our financial performance, we must first convert our financial information according to the U. S. rules. We have engaged third-party financial consultant to review and analyze our financial statements and assist us in improving our reporting of financial information.  Currently we have no checks and balances in place to assure that the conversions made by our Chief Financial Officer with assistant from the financial consultant are accurate. Therefore, there is a risk that our financial statements may not be accurate if the conversions are inaccurate. The Company is currently negotiating with third party accounting concerns to add additional persons who will review and confirm the accuracy of the conversions.

Risks related to an investment in our common stock

Our Chief Executive Officer has a large degree of control on us through his position and stock ownership and his interests may differ from other stockholders.

Pursuant to an Incentive Option Agreement (the “Option Agreement”) dated January 27, 2010 between Mr. Weihua Zhao, the sole shareholder of Crown Orient International Limited (“Crown Orient”), a British Virgin Islands corporation and the owner of approximately 11,020,000 shares of common stock of the Company, Mr. Boping Li, Chairman, President and Chief Executive Officer of the Company, his wife Ms. Qinfeng Ding and Mr. Panhong Li (collectively, the “Optionees”), the Optionees received the right to purchase 10,000 ordinary shares of Crown Orient owned by Weihua Zhao at an exercise price of $2.00 per share (the “Option”), subject to, among other conditions, the Issuer meeting certain annual revenue targets (collectively, the “Revenue Targets”). Such 10,000 shares of common stock of Crown Orient owned by Mr. Weihua Zhao represent all of the issued and outstanding ordinary shares of Crown Orient. Subsequently, pursuant to an Amendment and Restatement to the Call Option Agreement, dated May 13, 2010, between Mr. Weihua Zhao and the Optionees (the “Option Amendment”), the Option was amended to provide that the Optionees can exercise the Option on specific dates set forth in the Option Amendment regardless of whether the Company meets the Revenue Targets. Additionally, pursuant to an Entrustment Agreement, dated May 13, 2010, between Mr. Boping Li and Weihua Zhao, Weihua Zhao entrusted to Mr. Li the irrevocable right to manage and operate Crown Orient and authorized Mr. Li as his exclusive agent and attorney with respect to all Weihua Zhao’s rights as a shareholder of Crown Orient and the Company.

Therefore, Boping Li, through Crown Orient could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. Mr. Li’s interests may differ from that of other stockholders.

There is currently a very limited trading market for our common stock.

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

We do not intend to pay cash dividends in the foreseeable future.

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries based in the PRC. Our operating subsidiaries, from time to time, may be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See “Risks related to doing business in China” above.

Our common stock is subject to the Penny Stock Regulations.

Our common stock is, and will continue to be subject to the SEC’s “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares of common stock will be issuable for future sale which will dilute the ownership percentage of our current holders of common stock. The availability for public resale of those shares may depress our stock price.

Also as a result, there will be a significant number of new shares of common stock on the market in addition to the current public float. Sales of substantial amounts of common stock, or the perception that such sales could occur, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Enforcement against us or our directors and officers may be difficult.

Because our principal assets are located outside of the U.S. and a majority of our directors and officers, both present and future, reside outside of the U.S., it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and directors or to enforce a U.S. court judgment against us or them in the PRC.

In addition, our operating company is located in the PRC and substantially all of its assets are located outside of the U.S. It may therefore be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

Item 1B.        Unresolved Staff Comments.

Not Applicable.

Item 2.          Properties.

Our principal executive offices are located at West Garden, Gaocheng Town, Yixing City, Jiangsu Province, People’s Republic of China, 214214. We obtained a land use right of 10,619 square meters (approximately 114,302 square feet) from the relevant PRC land authority in April 2007. We have the right to use the land for 50 years on which our office premises, production facilities and warehouse are situated.

Item 3.          Legal Proceedings.

On March 16, 2012, Ms. Ping Ye, the alleged former CFO of the Company, filed a complaint asserting breach of contract, unjust enrichment, fraud and conversion claims against the Company in Ye v. Wealthlink Capital Group et al., United States District Court, Eastern District of Pennsylvania, Case # 2:12-cv-01378-JS. All these claims arise from the Company’s non-payment under an alleged oral contract for Ms. Ping Ye’s services in 2010-11. Ms. Ping Ye’s claim is for $240,000 in cash and 250,000 shares of stock options in the Company. Although Ms. Ping Ye has not yet correctly served the Complaint on the Comapny, it is expected that she will do so soon. The parties are currently discussing settlement, with the Company offering 10,000 shares of stock and Ms. Ping Ye countering with a demand of $120,000 and 250,000 shares of stock. If this case cannot settle, and if Ms. Ping Ye correctly serves the Complaint on the Company, the Company will vigorously defend the lawsuit.

Item 4.          Mine Safety Disclosures.

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 25, 2008, our shares of common stock began trading on the Over-the-Counter (“OTC”) Bulletin Board under the symbol TODT. On February 12, 2010, the Company changed its name from “T.O.D. Taste on Demand, Inc.” to “China Environmental Protection, Inc.”, and the Company's OTC Bulletin Board trading symbol was changed from “TODT” to “CNVP” on March 25, 2010. There was no market for our stock during the year ended June 30, 2008.

The following table sets forth, for the periods indicated, the high and low bid prices for each quarter within the fiscal year ended September 30, 2010  as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Quarter	High Price	Low Price
2009 First Quarter	$0.85	$0.10
2009 Second Quarter	$0.10	$0.10
2009 Third Quarter	$0.10	$0.10
2009 Fourth Quarter	$0.10	$0.10
2010 First Quarter	$6.50	$4.01
2010 Second Quarter	$2.75	$2.25
2010 Third Quarter	$9.00	$2.05
2010 Fourth Quarter	$2.99	$1.35

As of September 30, 2010, there were 157 holders of record of our common stock. As of such date, 17,170,015 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Island Stock Transfer is the registrar and transfer agent for our common shares. Their address is 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, telephone: (727) 289-0010.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended September 30, 2010 and 2009 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations

Comparison of the Years Ended September 30, 2010 and 2009

Revenue

We had revenue of $31,518,639 for the fiscal year ended September 30, 2010 compared to $26,362,345 for the fiscal year ended September 30, 2009, an increase of $5,156,294, or 19.56%.The increase was due to the following reasons: (i) we focused on equipment-bundled installation projects which normally yield a 5% to 10% higher profit margin than equipment sales; (ii) the market demand in China for high-quality waste water treatment equipment has been growing because an increasing number of old waste water treatment plants all over China are undergoing improvement or upgrades, as required by many local governments; (iii) our extensive experience in this industry and well-known brand recognition has helped us to win customer trust, resulting many new referrals; (iv) we strengthened our marketing efforts and targeted several important market areas and potential clients; and (v) we improved our after-sales services and dedicated resources to maintaining a long-lasting relationship with many of our old customers, who were a source of referrals.

Our revenue from sales of installation projects was $30,172,578 for the fiscal year ended September 30, 2010 as compared to $24,812,846 for the fiscal year ended September 30, 2009, an increase of $5,359,732, or 21.6%. The revenue from sales of equipment was $1,346, 061 in the fiscal year ended September 30, 2010, a decrease of $203,438, or 13.23% from $1,549,499 for the fiscal year ended September 30, 2009. These changes were attributed to factors mentioned above.

Cost of Revenue

Cost of revenue was $21,736,238 for the fiscal year ended September 30, 2010 as compared to $18,534,971 for the fiscal year ended September 30, 2009, an increase of $3,201,267, or 17.27%. The increase in cost of revenue was primarily due to increase in sales.

Gross Profit

Gross profit was $9,782,401 for the fiscal year ended September 30, 2010, an increase of $1,955,027 or 24.98% , as compared to $7,827,374 for the fiscal year ended September 30, 2009.

Our overall gross profit as a percentage of revenue increased to 31.04% for the fiscal year ended September 30, 2010 compared to 29.69% for the comparable period in 2009. The increase in our gross profit and gross profit margin primarily resulted from the transition of our operations to focus on equipment-bundled installation projects which yield a 5% to 10% higher profit margin than equipment sales.

Operating Expenses

Our operating expenses, which include selling, general and administrative expenses, totaled $5,369,489 for the fiscal year ended September 30, 2010, as compared to $1,713,312 for the fiscal year ended September 30, 2009.

Selling expenses increased by $883,451, or 278.42%, to $1,200,760 for the fiscal year ended September 30, 2010 from $317,309 for the fiscal year ended September 30, 2009. This increase was mainly attributable to the increase in payroll and commission for sales staff and increase in office expense as we newly opened local branch offices in 2010. As we set up local branch office, we reduced $117,061 in travel expense in the fiscal year ended September 2010 as compared to the fiscal year ended September 30, 2009

General and administrative expenses were $4,168,729 for the fiscal year ended September 30, 2010, representing an increase of $2,772,726 or 194.85% from $1,396,003 for the fiscal year ended September 30, 2009.

The increase in our general and administrative expenses was primarily due to the increase in the professional fees and consultancy fees in connection with the listing of the Company in the U.S. capital market, and the increase in bad debt expense, as we were not able to collect certain portion of accounts receivable resulted from the installation project sales.

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

Other Income (Expenses)

Other income (expenses) primarily includes interest income (expenses), bargain purchase gain and other income (expenses). Total net other income for the fiscal year ended September 30, 2010 amounted to $14,242, which include interest income of $290 and gain on bargain purchase of $52,016 offset by interest expense of $38,126, as compared to total other expenses of $18,951, which primarily represented interest expenses, for the comparable period in 2009.

On January 28, 2010, Dragon Path acquired the 25% equity interest of Jinyu from its minority shareholder for $280,000. As a result of this transfer of ownership, Dragon Path assumed 100% control over Jinyu. The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s consolidated statements of income. No bargain purchase gain was reported for the prior comparative period.

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

For the fiscal year ended September 30, 2010, we reported total provision for income tax of $1,221,639 as compared to $1,523,778 for the fiscal year ended September 30, 2009, a decrease of $302,139. The decrease in income taxes was due to the decrease in taxable income for the fiscal year ended September 30, 2010, where we recognized a loss from Jinyu, resulting a deferred income tax benefit.

Net Income

As a result of the factors described above, we reported net income of $3,205,515 for the fiscal year ended September 30, 2010, a decrease of $1,365,818, or 29.88% as compared with $4,571,333 for the fiscal year ended September 30, 2009.

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

For financial reporting purpose, RMB has been translated into USD as the reporting currency in accordance with FASB ASC 830, “Foreign Currency Matters”. The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

Translation adjustments resulting from this process amounted to other comprehensive income of $127,886 and $6,905 for the fiscal years ended September 30, 2010 and 2009, respectively. The balance sheet amounts excluding equity accounts at September 30, 2010 were translated at 6.6981 RMB to 1.00 USD as compared to 6.8263 RMB to 1.00 USD at September 30, 2009. The equity accounts were stated at the historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2010 and 2009 were 6.8214 RMB and 6.8340 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

To date, we have financed our operations primarily through cash flows from operations and borrowings from banks. As of September 30, 2010, we had $2,949,621 in working capital. Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

Total current assets increased to $18,786,916 as of September 30, 2010 from $2,843,366 as of September 30, 2009. The increase in our current assets was from increase in cash and cash equivalent, restricted cash, advance to suppliers, and inventory.

The increase in our cash and cash equivalents from $538,767 at September 30, 2009 to $1,268,674 at September 30, 2010 was due to increase in sales revenue and collection of payments from clients upon completion of the projects. The increase in inventory, primarily in raw materials and finished goods, from $785,108 as of September 30, 2009 to $9,045,390 as of September 30, 2010 was due to (1) increase in stock of certain key materials in preparation for the possible severe price increase, and (2) increase in finished goods in preparation for projects currently in progress or to be executed soon. Since we had more ongoing installation project in the fiscal year ended September 30, 2010, our advance to suppliers increased as we needed to purchase raw materials and components for the installation projects. Also, to secure the installation projects, our restricted cash increased to $5,844,020 at September 30, 2010 from $80,863 at September 30, 2009. Restricted cash is cash set aside to provide a guarantee for execution of contracts and is subject to withdrawal restrictions. Prior to the start of the sales of equipment or installation of waste water treatment facility projects, the Company is required to maintain certain deposits, as restricted cash, with the PRC financial institutions to provide a guarantee to the Company’s industrial or municipal clients in relation to the execution of the sales of equipment contracts or the installation contracts of waste water treatment facility projects. These deposits are non- interest bearing and normally equivalent to 5% to 10% of the contract price or the amount specifically descripted in the contracts, and are subject to withdrawal restrictions up to the completion of the sales of equipment contracts, or one year after completion of the installation projects, or for a period specified in the contacts.

Our total current liabilities as of September 30, 2010 totaled $15,837,295 as compared to $2,956,987 at September 30, 2009. The increase in current liabilities was primarily due to the increase in short-term bank loan, advance from customers as well as loans from our CEO. Due to our increasing working capital requirements as a result of increased business activities, our bank loan increased from $292,983 at September 30, 2009 to $746,480 at September 30, 2010 and due to the CEO increased to $894,714 at September 30, 2010 from $3,551 at September 30, 2009. As we had more ongoing installation projects, we received more advance from our customer, which increased from $278,955 at September 30, 2009 to $7,449,518 at September 30, 2010. Our accounts payable also increased from $1,504,328 at September 30, 2009 to $4,223,235 at September 30, 2011 as we purchased more raw materials and components for the ongoing installation projects.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash to be generated by operations will be sufficient to meet our capital requirements for our current operations.

Discussion of Cash Flow

Comparison of cash flow results for the fiscal year ended September 30, 2010 to the fiscal year ended September 30, 2009, is summarized as follows:

	For the fiscal year ended September 30
	2010	2009
Cash flow from (used) operating activities	$(532,293)	$6,868,090
Cash flow from (used) investing activities	$(382,681)	$(7,618)
Cash flow from (used) financing activities	$1,629,790	$(6,696,340)

Operating Activities

Cash flows from operating activities for the fiscal year ended September 30, 2010 were ($532,293), a decrease of $7,400,383, as compared to $6,868,090 for the comparative period in 2009. This decrease primarily resulted from the increase in restricted cash, inventory and accounts receivable.

Investing Activities

Net cash used in investing activities amounted to $382,681 for the fiscal year ended September 30, 2010, which represented (i) $102,681 for the purchase of additional manufacturing machineries and office equipment, and (ii) $280,000 cash paid by Dragon Path to purchase the 25% interest in Jinyu from the original minority shareholder. Cash flow used in investing activities amounted to $7,618 for the fiscal year ended September 30, 2009, which only represented purchase of manufacturing equipment.

Financing Activities

Net cash provided by financing activities amounted to $1,629,790 for the fiscal year ended September 30, 2010, primarily consisting of short term bank loans in the amount of $439,796 and shareholder capital contribution of $315,000, as well as loans from CEO of $874,994. Net cash used in financing activities for the fiscal year ended September 30, 2009 amounted to $6,696,340 which represented repayment of our long-term loans.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the “Accounting Principles of China” (“PRC GAAP”).

Each subsidiary has its own book that records the transactions for that subsidiary in accordance with the PRC GAAP. These transactions and bookkeeping are reviewed by the Company’s Chief Financial Officer and adjustments were made as needed to conform to the US GAAP at the end of every reporting period. The Chief Financial Officer first prepares a consolidated trial balance for the Company and its subsidiaries, and then based on the consolidated trial balance, he prepares a consolidated financial statement in accordance with the US GAAP and then submitted to the Company’s external auditor. The Company also engages a third-party financial consultant to review and analyze our financial statements and assist us in improving our reporting of financial information.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. The adoption of this new guidance will not have a material effect on the Company’s financial position, results of operations, cash flows.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011. The adoption of this new guidance will not have a material effect on the Company’s financial position, results of operations, cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. The adoption of this new guidance will not have a material effect on the Company’s financial position, results of operations, cash flows.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.          Financial Statements and Supplementary Data.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

FINANCIAL REPORT

AT SEPTEMBER 30, 2010 AND 2009, AND

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

KEITH K. ZHEN, CPA

CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Environmental Protection, Inc.

(f/k/a T.O.D. Taste On Demand Inc.)

We have audited the accompanying consolidated balance sheets of China Environmental Protection, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2010. China Environmental Protection, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Environmental Protection, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

October 23, 2012

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,268,674	$538,767
Restricted cash	5,844,020	80,863
Accounts receivable, net (Note 4)	815,566	954,232
Others receivables	93,310	106,738
Inventory (Note 5)	9,045,390	785,108
Advance to suppliers	1,606,018	294,697
Prepaid expenses	15,424	43,496
Deferred tax assets	98,514	39,465
Total current assets	18,786,916	2,843,366

Property, Plant and Equipment, net (Note 6)	1,536,358	1,537,439

Other Assets
Intangible assets, net (Note 7)	1,109,867	1,112,355
Refundable security deposit	2,501,031	1,714,658
Total other assets	3,610,898	2,827,013

Total Assets	$23,934,172	$7,207,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 8)	$746,480	$292,983
Accounts payable	4,223,235	1,504,328
Salary and welfare payables	671,797	427,559
Others payable	83,056	20,509
Taxes payable (Note 9)	1,768,495	429,102
Advance from customers	7,449,518	278,955
Due to the CEO	894,714	3,551
Total Current Liabilities	15,837,295	2,956,987

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Authorized 10,000,000 shares; none issued as of September 30, 2010 and 2009, respectively	-	-
Common stock, $0.01 par value; authorized 34,639,823 shares; Issued and outstanding- 17,170,015 shares and 16,150,000 shares as of September 30, 2010 and September 30, 2009, respectively	171,700	161,500
Additional paid-in capital	2,960,904	2,147,810
Retained earnings	4,889,989	1,684,696
Accumulated other comprehensive income (loss)	74,284	(53,602)
Total China Environmental Protection, Inc. Shareholders' equity (deficit)	8,096,877	3,940,404
Noncontrolling Interest	-	310,427
Total Shareholders' Equity	8,096,877	4,250,831

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,934,172	$7,207,818

The accompanying notes are an integral part of these consolidated financial statements

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2010	2009

Revenues
Sales of Installation projects	$30,172,578	$24,812,846
Sales of equipment	1,346,061	1,549,499
Total revenues	31,518,639	26,362,345

Costs of Revenues
Cost of installation projects	20,813,623	17,328,028
Cost of equipment	922,615	1,206,943
Total costs of revenues	21,736,238	18,534,971

Gross profit	9,782,401	7,827,374

Operating Expense
Selling Expenses
Payroll and Commission	1,123,360	117,061
Fright out	3,709	81,292
Office expenses	73,691	1,895
Travel and entertainment	-	117,061
Total selling expenses	1,200,760	317,309

General and administrative expenses
Payroll	284,642	203,072
Employee benefit and pension	15,034	16,181
Depreciation and amortization expenses	86,326	74,265
Professional fees and consultancy fees	606,795	8,262
Taxes	50,477	26,355
Office expenses	140,013	57,854
Rental expenses	8,796	8,780
Bad debt expenses	2,388,109	428,632
Research and development expenses	513,095	512,143
Travel and entertainment	75,442	60,459
Total General and Administrative Expenses	4,168,729	1,396,003

Total operating expenses	5,369,489	1,713,312

Income from operations	4,412,912	6,114,062

Non-operating income (expenses):
Interest income	290	555
Interest expenses	(38,126)	(19,506)
Gain on bargain purchase	52,016	-
Other income (expenses)	62	-
Total non-operating income (expenses)	14,242	(18,951)

Income before income taxes	4,427,154	6,095,111

Provision for income taxes
Current income tax expense	1,278,879	449,896
Deferred income tax expense (benefit)	(57,240)	1,073,882
Total provision for income taxes	1,221,639	1,523,778

Net Income	3,205,515	4,571,333

Less: Net income attributable to noncontrolling interest	(222)	(11,050)

Net Loss attributable to
China Environmental Protection, Inc.	$3,205,293	$4,560,283

Basic and diluted earnings per share	$0.19	$0.28

Weighted average number of shares	16,706,586	16,150,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME

	For the Year Ended
	September 31,
	2010	2009

Net income	$3,205,515	$4,571,333
Other comprehensive income, net of tax:
Effects of foreign currency conversion	127,886	6,905
Total other comprehensive, not of tax	127,886	6,905
Comprehensive income	3,333,401	4,578,238
Comprehensive income attributable to the noncontrolling interest	222	9,456
Comprehensive income attributable to the Company	$3,333,179	$4,568,782

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	China Environmental Protection, Inc. Shareholders
				Unamortized		Accumulated
	Common Stock		Additional	Contractual		Other	Total
	$0.01 Par Value		Paid-in	Service	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Costs	Earnings	Income	Equity	Interest	Equity
Balances at September 30, 2008	10,000	$10,000	$2,299,310	$-	$(2,875,587)	$(62,101)	$(628,378)	$300,971	$(327,407)

Common stock issued for acquisition of Dragon Path (reverse merger)	16,150,000	161,500	(161,500)	-	-	-	-	-	-

Dragon Path share exchange	(10,000)	(10,000)	10,000	-	-	-	-	-	-

Net Income (Loss)	-	-	-	-	4,560,283	-	4,560,283	11,050	4,571,333

Other comprehensive income, net of tax: Effects of foreign currency conversion	-	-	-	-	-	8,499	8,499	(1,594)	6,905

Balances at September 30, 2009	16,150,000	$161,500	$2,147,810	$-	$1,684,696	$(53,602)	$3,940,404	$310,427	$4,250,831

Reverse merger adjustment*	850,017	8,500	(8,500)	-	-	-	-	-	-

Capital contribution- Dragon Path	-	-	315,000	-	-	-	315,000	-	315,000

Acquisition of 25% equity interest in JinYu	-	-	-	-	-	-	-	(310,649)	(310,649)

Shares issued for contractual services	169,998	1,700	506,594	-	-	-	508,294	-	508,294

Amortization of costs of common stock issued for contractual services	-	-	-	-	-	-	-	-	-

Net Income (Loss)	-	-	-	-	3,205,293	-	3,205,293	222	3,205,515

Other comprehensive income, net of tax: Effects of foreign currency conversion	-	-	-	-	-	127,886	127,886	-	127,886

Balances at September 30, 2010	17,170,015	$171,700	$2,960,904	$-	$4,889,989	$74,284	$8,096,877	$-	$8,096,877

* The reverse merger adjustment represents the paid-in capital associated with China Environmental Protection, Inc.'s shares issued and outstanding at the time of the reverse merger.

See Notes to Consolidated Financial Statements

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$3,205,515	$4,571,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,996	143,567
Bad debt expense	2,388,109	428,632
Impairment of fixed assets	8,080	9,597
Common stock issued for consultant service	508,294	-
Gain on bargain purchase	(52,016)	-
Deferred tax expense	(57,240)	1,073,883
Decrease (increase) in assets:
Restricted cash	(5,657,507)	(80,772)
Accounts receivable	(2,234,010)	(578,255)
Other receivable	15,192	69,640
Inventory	(8,096,274)	1,753,510
Advances to suppliers	(1,282,088)	(71,566)
Prepaid expenses	28,382	(9,086)
Refundable security deposit	(739,932)	(914,323)
Increase (decrease) in liabilities:
Accounts payables	2,641,502	279,359
Salaries and welfare payable	231,788	(18,098)
Other payables	61,031	(258)
Taxes payable	1,307,126	409,887
Advance from customers	7,035,759	(198,960)
Net cash provided by (used in) operating activities	(532,293)	6,868,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(102,681)	(7,618)
Purchase of 25 % of Jinyu by Dragon Path	(280,000)	-
Net cash used in investing activities	(382,681)	(7,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contribution	315,000	-
Proceeds from bank loans	732,993	-
Repayments of bank loans	(293,197)	-
Proceeds from the CEO	885,256	-
Repayments to the CEO	(10,262)	(1,264,693)
Repayment of long-term loans	-	(5,431,647)
Net cash provided by (used in) financing activities	1,629,790	(6,696,340)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	15,091	(11,477)

NET CHANGES IN CASH AND CASH EQUIVALENTS	729,907	152,655

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	538,767	386,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,268,674	$538,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$8,032	$6,701
Interest paid	$38,126	$19,506

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION

China Environmental Protection Inc. (the “Company” or "China Environmental" or "CNVP"), formerly known as T.O.D. Taste On Demand Inc., was incorporated on August 31, 2007 in the state of Nevada. On February 12, 2010, the Company entered into a share exchange agreement and acquired all of the outstanding capital stock of Dragon Path International Limited, a British Virgin Islands corporation (“Dragon Path”), through China Environmental Protection Inc., a Nevada corporation (the “Merger Sub”) wholly owned by the Company. Dragon Path is a holding company which owns 100% of the registered capital of Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Dragon Path's operations are conducted in China through Yixing Dragon Path, and through contractual arrangements with Yixing Dragon Path’s consolidated affiliated entity, Jiangsu Zhenyu Environmental Protection Technology Co. Ltd. (“Zhenyu”). Zhenyu is engaged in design, manufacture, and installation of waste water treatment equipment for environmental protection purposes in China.

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note1-	ORGANIZATION (continued)

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

On February 12, 2010, 2010, the Company’s name was changed from “T.O.D. Taste on Demand, Inc.” to the Merger Sub’s name “China Environmental Protection Inc.” to better reflect the Company’s business.

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

Dragon Path does not conduct any substantive operations of its own. Instead, through its wholly-owned subsidiary, Yixing Dragon Path, it had entered into certain exclusive contractual agreements with Zhenyu on January 27, 2010. Pursuant to these agreements, Yixing Dragon is obligated to absorb a majority of the risk of loss from Zhenyu’s activities and entitled it to receive a majority of its expected residual returns. In addition, Zhenyu’s shareholders have pledged their equity interest in Zhenyu to Yixing Dragon, irrevocably granted Yixing Dragon an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Zhenyu and agreed to entrust all the rights to exercise their voting power to the persons appointed by Zhenyu. Through these contractual arrangements, Dragon Path and Yixing Dragon Path hold all the variable interests of Zhenyu. Therefore, Dragon Path is the primary beneficiary of Zhenyu.

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note1-	ORGANIZATION (continued)

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

Note 1- ORGANIZATION (continued)

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
(“Jinyu”) (PRC Operating Company)
Incorporated in Yixing City, Jiangsu Province, PRC
on March 22, 2002

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Subsequent Events

As required by FASB ASC 855 “Subsequent Events”, the Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements, except the litigation matter disclosed in Note 17.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were immaterial for the year ended September 30, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were $513,095 and $512,143 for the year ended September 30, 2010 and 2009, respectively.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

China Contribution Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. The total provisions for such contribution was $13,411 and $16,181 for the year ended September 30, 2010 and 2009, respectively.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended September 30, 2010	6.69810	6.82135
Year ended September 30, 2009	6.82630	6.83400

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share” which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no potentially dilutive securities outstanding (options and warrants) for the year ended September 30, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. The adoption of this new guidance will not have a material effect on the Company’s financial position, results of operations, cash flows.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011. The adoption of this new guidance will not have a material effect on the Company’s financial position, results of operations, cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. The adoption of this new guidance will not have a material effect on the Company’s financial position, results of operations, cash flows.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The adoption of this new guidance will not have a material effect on the Company’s financial position, results of operations, cash flows.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The adoption of this new guidance will not have a material effect on the Company’s financial position, results of operations, cash flows.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	September 30,
	2010	2009

Accounts receivable	$3,760,751	$1,511,308
Less: Allowance for doubtful accounts	(2,945,185)	(557,076)
Accounts receivable, net	$815,566	$954,232

Bad debt expense charged to operations was $2,388,109 and $428,632 for the year ended September 30, 2010 and 2009, respectively.

Note 5-	INVENTORY

The inventory consists of the following

	September 30,	September 30,
	2010	2009

Finished goods	$2,576,575	$119,441
Work-in-process	2,300,589	5,002
Raw materials	4,168,226	660,665
Total	$9,045,390	$785,108

No allowance for obsolete inventories was charged to operations for the year ended September 30, 2010 and 2009.

Note 6-	PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	September 30,	September 30,
	2010	2009

Building and warehouses	$1,678,971	$1,647,432
Machinery and equipment	262,940	251,996
Office equipment and furniture	78,336	71,847
Motor vehicles	143,442	49,164
Sub total	2,163,689	2,020,439
Less: accumulated depreciation	(627,331)	(483,000)
Total property, plant and equipment, net	$1,536,358	$1,537,439

Depreciation expense charged to operations was $132,643 and $120,257 for the year ended September 30, 2010 and 2009, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $60,684 and $60,333 for the year ended September 30, 2010 and 2009, respectively. The remainder, depreciation expense attributable to equipment used in administration, was $71,959 and $59,924 for the year ended September 30, 2010 and 2009, respectively, and was included in general and administration expenses.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	INTANGIBLE ASSET-LAND USE RIGHT

The following is a summary of land use right, less amortization:

	September 30,	September 30,
	2010	2009

Land use right	$1,189,143	$1,166,806
Less: Amortization	(79,276)	(54,451)
Land use right, net	$1,109,867	$1,112,355

Amortization expense charged to operations was $23,353 and $23,310 for the year ended September 30, 2010 and 2009, respectively. Amortization expense with respect to the area where the production facility is located was charged to cost of revenues was $8,986 and $8,969 for the year ended September 30, 2010 and 2009, respectively. The remainder, amortization expense attributable to the area where the administration facility is located , was $14,367 and $14,341 for the year ended September 30, 2010 and 2009, respectively, and was included in general and administration expenses.

Note 8-	SHORT-TERM BANK LOAN

Short-term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans consisted of the following:

		September 30,	September 30,
		2010	2009

a)	Loan payable to China Construction Bank 1 year term from 7/8/2009 to 7/7/2010, a fixed interest rate of 0.487% per month	$-	$292,983

b)	Loan payable to China Construction Bank 1 year term from 12/3/2009 to 12/2/2010 a fixed interest rate of 0.487% per month	746,480	-
	Total	$746,480	$292,983

a)	The loan payable to China Construction Bank Yixing Branch was originally one year term from June 7, 2007 to June 6, 2008 with a fixed interest rate of 0.5703% per month. The loan was first renewed in 2008 for another year upon maturity for a higher fixed rate of 0.556% per month, and then renewed once again in 2009 for one more year with a lower fixed rate of 0.487% per month. The new maturity date is July 7, 2010. The Company paid back this loan in December 2009. The Company pledged a land use right in the amount of $249,036 (RMB 1.7 million) as well as a building in the amount of 73,246 (RMB 500,000) as collateral for the loan.

b)	The loan payable to China Construction Bank is one year term from December 3, 2009, to December 2, 2010 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loan.

Interest expense for the above short term loans totaled $38,126 and $19,506 for the year ended September 30, 2010 and 2009, respectively. We remitted interest payment upon receiving the bank's monthly notice. The interest amount in the bank's notice may be different from the amount calculated based on the interest rate descripted in the loan agreements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	TAXES PAYABLE

The taxes payable consists of the following:

	September 30,	September 30,
	2010	2009

Income tax payable	$1,725,048	$415,386
VAT payable	32,438	2,913
Other taxes payable	11,009	10,803
Total taxes payable	$1,768,495	$429,102

Note 10-	SEGMENT REPORTING

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

The summarized information by business segment follows:

	For the Year Ended
	September 30,
	2010	2009
REVENUE
Sales of Installation projects	$30,172,578	$24,812,846
Sales of equipment	1,346,061	1,549,499
Total revenue	$31,518,639	$26,362,345

COST OF SALES
Cost of installation projects	$20,813,623	$17,328,028
Cost of equipment	922,615	1,206,943
Total costs of revenue	$21,736,238	$18,534,971

GROSS PROFITS
Sales of Installation projects	$9,358,955	$7,484,818
Sales of equipment	423,446	342,556
Total gross profit	$9,782,401	$7,827,374

	September 30,	September 30,
	2010	2009

TOTAL ASSETS OF THE COMPANY	$23,934,172	$7,207,818

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	CONCENTRATION OF RISKS

Six major customers accounted for approximately 68.35% of our revenue in the year ended September 30, 2010, with each customer accounting for 12.63%, 12.18%, 11.72%, 11.60%, 10.18%, and 10.04%, respectively. Three major customers accounted for approximately 67.48% of our revenue in the year ended September 30, 2009,with each customer accounting for 35.29%, 16.54%, and 15.65%, respectively.

No vendor provided 10% or more of the Company’s purchases for the year ended September 30, 2010. One major vendors provided approximately 11.92% of the Company’s purchases for the year ended September 30, 2009.

Note 12-	NON-CONTROLLING INTEREST

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

The acquisition was accounted for under the purchase accounting method and the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. Due to the nature of the business and the short operating history of Jinyu, the management has determined that the fair value of the net assets acquired approximates their book value. The excess of the value of the 25% net assets acquired in Jinyu over the purchase price was $52,016, which was recorded as gain on bargain purchase and was shown as a separate component of other income in the Company’s condensed consolidated statements of income for the year ended September 30, 2010 and 2009. No bargain purchase gain was reported for the prior comparative period.

A reconciliation of minority interest as the following:

Balance as of September 30, 2007	$282,634
Proportionate share of Net Income (loss) from Jinyu	(10,451)
Foreign currency translation gain (loss)	28,788
Balance as of September 30, 2008	$300,971
Proportionate share of Net Income from Jinyu	11,050
Foreign currency translation gain (loss)	(1,594)
Balance as of September 30, 2009	$310,427
Proportionate share of Net Income from Jinyu before acquisition	222
Foreign currency translation gain (loss)	174
Non-controlling interest acquired by Dragon Path	(310,823)
Balance as of September 30, 2010	$-

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	CORPORATE INCOME TAXES

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	For the Year Ended
	June 30,
	2010	2009

U.S. Statutory income tax rate	35.00%	35.00%
Foreign income not recognized in the U.S.	-35.00%	-35.00%
China Statutory income tax rate	25.00%	25.00%
Net operating loss carry-forward	0.00%	-17.62%
Effective tax rate	25.00%	7.38%

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	CORPORATE INCOME TAXES (continued)

The components of deferred tax assets consist of the following:

Name of the companies	Zhenyu	Jinyu	Total

Deferred tax assets @ September 30, 2008	$1,067,211	$53,327	$1,120,538

Income (loss) before income tax in 2009

Zhenyu	$6,036,177
Jinyu	58,934
Total	$6,095,111

Deferred tax benefit (expense) utilized	*	(1,059,148)	(14,734)	(1,073,882)
Other comprehensive income, net of tax:
effects of foreign currency conversion		(8,063)	872	(7,191)
Deferred tax assets @ September 30, 2009		$-	$39,465	$39,465

Income (loss) before income tax in 2010

Zhenyu	$5,115,515
Jinyu	(228,961)
Total	$4,886,554

Deferred tax benefit (expense) utilized	-	57,240	57,240
Other comprehensive income, net of tax:
effects of foreign currency conversion	-	1,809	1,809
Deferred tax assets @ September 30, 2010	$-	$98,514	$98,514

*	This amount included the effects of foreign currency conversion.

Income taxes consist of the following:

	For the Year Ended September 30,
	2009
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$6,036,177	$58,934	$6,095,111

Current income tax expense	449,896	-	449,896
Deferred income tax expense (benefit)	1,059,148	14,734	1,073,882
Total provision for income taxes	$1,509,044	$14,734	$1,523,778

	For the Year Ended September 30,
	2010
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$5,115,515	$(228,961)	$4,886,554

Current income tax expense	1,278,879	-	1,278,879
Deferred income tax expense (benefit)	-	(57,240)	(57,240)
Total provision for income taxes	$1,278,879	$(57,240)	$1,221,639

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	CORPORATE INCOME TAXES (continued)

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	COMMON STOCK

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

Operating Lease

Our subsidiary, Jinyu leased a land use right for a piece of land, approximately 0.52 acre (2,100 square meters), located in Gaocheng County, Yixing City, Jiangsu Province, for a three-year period from March 22, 2008 to March 21, 2011, from the local government. The annual rent is RMB 50,000 (then equivalent to $7,140) and payable quarterly. The lease can not be automately renewed. The parties will negotiate a new lease if both parries desire to do so when the lease expires. Jinyu's office premises, production facilities, and warehouse are located in this piece of land. The rental expense was $8,796 and $8,780 for the year ended September 30, 2009 and 2008, respectively. The future lease payments for the lease are as following at September 30, 2009.

The Year Ending September 30,	Future Lease Payment

2011	$3,735

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

Contingent Liability from Prior Operation

Prior to the reverse merger with Dragon Path International Limited on February 12, 2010, the Company was a development stage company and was engaged in the business of developing a device that will allow drinkers of bottled water to choose a few flavors as they pour the water from the bottle in the glass. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

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

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(Dollars in Thousands)

	September 30,	September 30,
	2010	2009

ASSETS
Investment in subsidiaries, at equity in net assets	8,097	4,251
Total Assets	$8,097	$4,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and September 30, 2009	-	-
Common stock, par value $0.01, 34,639,823 shares authorized; 17,000,017 shares and 16,150,000 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	172	162
Additional paid-in capital	2,961	2,148
Retained earnings	4,890	1,685
Accumulated other comprehensive income (loss)	74	(54)
Total China Environmental Protection, Inc. Shareholders' equity (deficit)	8,097	3,941
Non-controlling Interest	-	310
Total Shareholders' Equity	$8,097	$4,251

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS

(Dollars in Thousands)

	For the Year Ended
	September 30,
	2010	2009

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	3,205	4,560
Net Income	$3,205	$4,560

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Nine Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$3,205	$4,560
Adjustments to reconcile net income (loss) provided by cash flows from operations Equity in undistributed income of subsidiaries	(3,205)	(4,560)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Note 17-	SUBSEQUENT EVENT

On March 16, 2012, Ms. Ping Ye, the alleged former CFO of the Company, filed a complaint in the United States District Court, Eastern District of Pennsylvania, asserting breach of contract, unjust enrichment, fraud and conversion claims against the Company. All these claims arise from the Company’s non-payment under an alleged oral contract for Ms. Ping Ye’s services in 2010-2011. Ms. Ping Ye’s claim is for $240,000 in cash and 250,000 shares of stock options in the Company. Although Ms. Ping Ye has not yet correctly served the Complaint on the Company, it is expected that she will do so soon. The parties are currently discussing settlement. If this case cannot settle, and if Ms. Ping Ye correctly serves the Complaint on the Company, we will contest the Complaint. Although the outcome of this matter is currently not determinable, management does not expect that the ultimate costs to resolve this matter will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.       Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to some significant deficiencies in the our internal controls over financial reporting as set forth below.

(b)   Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was not effective as of September 30, 2010. This is due to the fact that the we lack sufficient personnel with the appropriate levels of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

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

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.
•	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.
•	We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.
•	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.
•	We have engaged third-party financial consultants to review and analyze our financial statements and assist us in improving our reporting of financial information. Management plans to enlist additional qualified in-house accounting personnel and third-party accounting personnel as required to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter.

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

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over the financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

45

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of China Environmental Protection, Inc.

The following table sets forth certain information concerning our directors and executive officers as of the date of this report:

Directors and Executive Officers	Position/Title	Age

Boping Li (1)	Chairman, President and Chief Executive Officer	48

Yuqiang Wu (1) (2)	Chief Financial Officer and a director	33

Zhenyu Li (3)	Director	24

Qin Shi (3)	Director	49

Ruihua Wang (3)	Director	66

Yongqiang Shao (3)	Director	46

(1)	Appointed February 12, 2010.
(2)	Resigned as director on April 8, 2011.
(3)	Appointed April 8, 2011.

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

The following is a summary of the biographical information of our directors and officers:

Boping Li, 48, Founder, Chairman and Chief Executive Officer of Zhenyu. Mr. Li served as Chairman and Chief Executive Officer of Zhenyu since September 1992. Prior to that, he was Vice Manager of Yixing Gaocheng Fiber Glass Equipment Factory from October 1987 to August 1992. Prior to that, he was Production Director of Yixing Gaocheng Glass Factory from May 1981 to September 1987. Mr. Li graduated from Nanjing University of Science and Technology with a bachelor degree in business administration.

Yuqiang Wu, 33, Vice President of Zhenyu and Director of Jiangsu Jinyu Environmental Engineering Co. Ltd. Mr. Wu joined the Company in August 2005. Prior to that, he served as Vice President and Finance Director of Yixing Gaojinhechuang Co. Ltd from August 2000 to July 2005. Prior to that, he served as Finance Director of Yixing Circulating Water Equipment Company from August 1999 to July 2000. He graduated from Metallurgic College of Jiangsu University of Science & Technology majored in financial accounting.

Zhenyu Li, 24, has been serving as chief operating officer of Jiangsu Jinyu Environmental Protection Technology Co., Ltd. since July 2009. He graduated from Nanjing University of Finance & Economics in June 2009. Mr. Li is the son of Mr. Boping Li, Chief Executive Officer and director of the Company.

Qin Shi, 49, is the managing partner of Jiangsu Tianhua Dapeng CPA Limited, Wuxi Branch since January 2003. Prior to that, she was the head of the domestic capital department in Wuxi Xinyi CPA Co., Ltd. She is a Certified Chinese Public Accountant.

Ruihua Wang, 66, has been serving as vice president of logistics and support for Yixing City Rongxin Textile Group Co., Ltd. since September 2009 and served as Chairman of the Labor’s Union from May 2002 to August 2009. Prior to that, he was the factory director of Yixing City Textile Co., Ltd.

Yongqiang Shao, 46, has been serving as director of production for Yixing Bohua Environmental Engineering Co, Ltd. since May 2001. Prior to that, he was technology engineer at Pengyao Group.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board considers the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the board considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the board determines are pertinent in light of the current needs of the board. The board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the board believes that marketing and technology experience should be represented on the board.

Set forth below are a chart and a narrative disclosure that summarize the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on the Company’s Board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the board currently relies.

	Boping Li	Yuqiang Wu	Qin Shi	Ruihua Wang	Yongqiang Shao
High level of financial literacy		X	X
Diversity of race, ethnicity, gender, age, cultural background or professional experience			X	X	X
Extensive knowledge of the Company’s business	X	X
Marketing/Marketing related technology experience	X
Relevant Chief Executive/President or like experience	X	X		X

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Directors and Officers of Jiangsu Zhenyu Environmental Protection Technology Co., Ltd. are the same as those of the Company.

The board plans to eventually increase its membership to include directors with skills and experience complementary to Mr. Li and Mr. Wu.

Board Leadership Structure and Role in Risk Oversight

Mr. Boping Li, is our Chairman, President and Chief Executive Officer. At the advice of other members of the management or the Board, Mr. Wang calls meetings of Board of Directors when necessary. We do not have any independent directors. The Board believes that the Company’s chief executive officer is best situated to serve as chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations.

The board’s role in the risk oversight of the Company includes, among other things:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;
•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;
•	reviewing annually the independence and quality control procedures of the independent auditors;
•	reviewing and approving all proposed related party transactions;
•	discussing the annual audited financial statements with the management;
•	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Our Board of Directors approves all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Committees

Audit Committee Financial Expert

Our board of directors acted as our audit committee as of September 30, 2010. On April 8, 2011, the Company established its Audit Committee and appointed three members to its Audit Committee. Our Board of Directors is in the process of finding an "audit committee financial expert" as defined in Regulation S-K.

Audit Committee

On April 8, 2011, the Board of Directors established an Audit Committee and appointed three independent directors, Ms. Qing Shi, Mr. Ruihua Wang, and Mr. Yongqiang Shao to the Audit Committee, with Ms. Shi serving as the Chairwoman. The Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. The Board of Directors also adopted a charter for its Audit Committee, a copy of which is attached hereto as Exhibit 99.1 to the Annual Report on Form 10-K.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee. We are in search for qualified independent board members to staff this committee.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer and are in the process of adopting such a code.

Board Attendance

The board held five meetings during the fiscal year ended September 30, 2010. The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent. Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Section 16(a) beneficial reporting compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended September 30, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.           Executive Compensation.

The following is a summary of the compensation we paid to our Chief Executive Officer and Chief Financial Officer for the two years ended September 30, 2010 and 2009.    No executive officer of the Company received compensation in excess of $100,000 for any of those two years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Boping Li	2010	32,251	—	—	—	—	—	—	32,251
President and Chief Executive Officer	2009	32,192	—	—	—	—	—	—	32,192

Yuqiang Wu	2010	17,951	—	—	—	—	—	—	17,951
Chief Financial Officer	2009	17,559	—	—	—	—	—	—	17,559

David Katzir	2010	—	—	—	—	—	—	—	—
Former President, Treasurer, Secretary and director (2)	2009	—	—	—	—	—	—	—	—

(1)	Both Mr. Li and Mr. Wu were officers and employees of Jiangsu Zhenyu Environmental Protection Technology Co., Ltd., the Company’s VIE during fiscal 2009. Their salaries are paid in RMB every month. The RMB amount is translated into USD when the Company files SEC documents. The relevant exchange rates for fiscal years 2010 and 2009 are $1 to RMB 6.8214 and $1 to RMB 6.834, respectively.
(2)	Mr. Katzir served as our President, Treasurer, Secretary and a director from our incorporation on August 31, 2007 through the date of the Merger, February 12, 2010. During this period, Mr. Katzir did not receive any compensation for his services.

Employment Agreements

On January 1, 2010, the Company entered into a three-year employment agreement with Boping Li as Chief Executive Officer. Mr. Li has an annual salary of RMB 216,000 (approximately USD $31,765), less all applicable taxes and other appropriate deductions. Mr. Li is entitled to an annual bonus in an amount of 10% of his annual salary, which shall be approved by the Company’s board of directors based on the operation results of the Company.

For his services as Chief Financial Officer of the Company, Mr. Yuqiang Wu is to receive an annual salary of RMB 120,000 in addition to any allowance and quarterly performance-based bonuses.

Currently, the directors for Zhenyu are not compensated for their service as directors.

Compensation of Directors

No compensation was given to our directors during fiscal years 2009 and 2010.

In connection with the appointments of four directors on April 8, 2011, namely, Zhenyu Li, Qin Shi, Ruihua Wang and Yongqiang Shao, each of Mr. Li, Ms. Shi, Mr. Wang, and Mr. Shao is to receive $36,000 annually in cash for services as director.

Outstanding Equity Awards at Fiscal Year End

Since our incorporation on August 31, 2007, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Indemnification of Directors and Officers

Our By-laws provide to the fullest extent permitted by law, our directors or officers, former directors and officers, and persons who act at our request as a director or officer of a body corporate of which we are a shareholder or creditor shall be indemnified by us. We believe that the indemnification provisions in our By-laws are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 30, 2010.

Unless otherwise stated, the address of each beneficial owner below is West Garden, Gaocheng Town, Yixing City, Jiangsu Province, People’s Republic of China 214214.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Directors and Executive Officers

Common Stock	Boping Li	11,020,000	64.18%
	Chairman, President and Chief Executive Officer (2) (4)

Common Stock	Yuqiang Wu	0	0%
	Chief Financial Officer and a director

Directors and Officers as a group (two persons)		11,020,000	64.18%

Owner of more than 5% of Class

Common Stock	Crown Orient International Limited	11,020,000	64.18%
	P.O. Box 957 Offshore Incorporations Center Road Town, Tortola British Virgin Islands
	(2) (3)

Common Stock	Boping Li (2) (4)	11,020,000	64.18%

Common Stock	Qinfen Ding (2) (4)	11,020,000	64.18%

(1) In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 30, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on September 30, 2010 (17,170,015), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) Pursuant to an Incentive Option Agreement (the “Option Agreement”) dated January 27, 2010 between Mr. Weihua Zhao, the sole shareholder of Crown Orient International Limited (“Crown Orient”), a British Virgin Islands corporation and the owner of approximately 11,020,000 shares of common stock of the Company, Mr. Boping Li, Chairman, President and Chief Executive Officer of the Company, his wife Ms. Qinfeng Ding and Mr. Panhong Li (collectively, the “Optionees”), the Optionees received the right to purchase 10,000 ordinary shares of Crown Orient owned by Weihua Zhao at an exercise price of $2.00 per share (the “Option”), subject to, among other conditions, the Issuer meeting certain annual revenue targets (collectively, the “Revenue Targets”). Such 10,000 shares of common stock of Crown Orient owned by Mr. Weihua Zhao represent all of the issued and outstanding ordinary shares of Crown Orient. Subsequently, pursuant to an Amendment and Restatement to the Call Option Agreement, dated May 13, 2010, between Mr. Weihua Zhao and the Optionees (the “Option Amendment”), the Option was amended to provide that the Optionees can exercise the Option in accordance with the following schedule regardless of whether the Company meets the Revenue Targets: 34% of the Option Shares subject to the Option shall vest and become exercisable on October 1, 2010, 33% of the Option Shares subject to the Option shall vest and become exercisable on October 1, 2011 and 33% of the Option Shares subject to the Option shall vest and become exercisable on October 1, 2012.

Additionally, pursuant to an Entrustment Agreement, dated May 13, 2010, between Mr. Boping Li and Weihua Zhao, Weihua Zhao entrusted to Mr. Li the irrevocable right to manage and operate Crown Orient and authorized Mr. Li as his exclusive agent and attorney with respect to all Weihua Zhao’s rights as a shareholder of Crown Orient and the Company. As such, Boping Li may be deemed the ultimate beneficial owner of the 11,020,000 shares of common stock of the Company by virtue of his voting and dispositive power and his right to exercise options held in Crown Orient.

(3) Weihua Zhao is the sole shareholder of Crown Orient International Limited and has the sole power to vote and dispose of the shares of common stock of the Company held by Crown Orient.

(4) Boping Li and Qinfen Ding are spouses and their ownership of common stock of the Company includes each other’s holdings.

Item 13.         Certain Relationships and Related Transactions and Director Independence.

Agreements Among Us, Yixing Dragon Path and Zhenyu

We have entered into a series of contractual arrangements with Zhenyu, including contracts relating to the provision of services and certain shareholder rights and corporate governance matters.

The following is a summary of the material provisions of these agreements. For more complete information you should read these agreements in their entirety which are attached to the Current Report on Form 8-K filed on February 12, 2010.

Transfer of Ownership When Permitted by Law

Pursuant to the call option agreement by and among Yixing Dragon Path, Zhenyu and Zhenyu’s shareholders dated as of January 27, 2010, Yixing Dragon Path or its designee has an exclusive option to purchase all or part of the equity interests in Zhenyu, when and to the extent permitted by PRC law. The purchase price of the equity interest shall be equal to the capital paid in by the transferors, adjusted pro rata for purchase of less than all of the equity interest, unless applicable PRC laws and regulations require an appraisal of the equity interest or stipulate other restrictions regarding the purchase price of the equity interest.

Voting Arrangement

Pursuant to the voting rights proxy agreement by and among Yixing Dragon Path, Zhenyu and its shareholders dated as of January 27, 2010, the shareholders of Zhenyu have irrevocably granted and entrusted Yixing Dragon Path with all of their voting rights as Zhenyu’s shareholders.

Equity Pledge Agreement

Pursuant to the equity pledge agreement by and among Yixing Dragon Path, Zhenyu and its shareholders dated as of January 27, 2010, each of shareholders of Zhenyu has pledged his or her equity interest in Zhenyu to Yixing Dragon Path to secure their obligations under the consulting services agreement.

Consulting Services Agreement

Pursuant to the consulting services agreement by and among Yixing Dragon Path and Zhenyu dated January 27, 2010, Yixing Dragon Path provides management and consulting services to Zhenyu in exchange for service fees. The service fees, payable in RMB each quarter, equal to all of Zhenyu’s net income for such quarter based on Zhenyu’s quarterly financial statements.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has no independent directors.

Item 14. Principal Accounting Fees and Services

The fees for services provided by our Independent Registered Public Accounting Firms to the Company for the year ended

September 30, 2010 and 2009 were as follows:

	The Year Ended September 30, 2010	The Year Ended September 30, 2009
Audit Fees*
Berman & Company, P.A.	$5,000	$80,000
Keith K. Zhen, CPA	50,000	45,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$55,000	$125,000

*These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for annual reports on Form 10-K and the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

Our board of directors pre-approves all services provided by our independent auditors.

Our board of directors has considered the nature and amount of fees billed by our independent auditors, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation as filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form SB2 filed on January 30, 2008.

3.2	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on October 15, 2012.

3.3	Bylaws. Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form SB2 filed on January 30, 2008.

10.1

Consulting Services Agreement dated January 27, 2010 among Yixing Dragon Path and Zhenyu. Incorporate by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2010.

10.2	Operating Agreement dated January 27, 2010 among Yixing Dragon Path, Zhenyu and its shareholders. Incorporate by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 12, 2010.

10.3	Option Agreement dated January 27, 2010 among Yixing Dragon Path, Zhenyu and its shareholders. Incorporate by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 12, 2010.

10.4	Voting Rights Proxy Agreement dated January 27, 2010 among Yixing Dragon Path, Zhenyu and its shareholders. Incorporate by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 12, 2010.

10.5	Equity Pledge Agreement dated January 27, 2010 among Yixing Dragon Path and Zhenyu’s shareholders. Incorporate by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 12, 2010.

10.6	Employment Agreement, dated January 1, 2010, by and between Zhenyu and Boping Li. Incorporate by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 12, 2010.

10.7	Assignment and Assumption Agreement, dated February 11, 2010, between T.O.D. Taste on Demand Inc. and T.O.D. (2010) Inc. Incorporate by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 12, 2010.

10.8	Incentive Option Agreement dated January 27, 2010 among Boping Li, Qinfen Ding, Panhong Li and Weihua Zhao. Incorporate by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 12, 2010

10.9	The Amendment and Restatement to the Option Agreement, dated May 13, 2010, by and among Boping Li, Qinfen Ding, Panhong Li, and Weihua Zhao. Incorporated by reference to Exhibit 99.1 to Our Current Report on Form 8-K/A filed with the SEC on May 17, 2010.

10.10	The Entrust Agreement dated May 13, 2010, by and between Weihua Zhao, and Boping Li. Incorporated by reference to Exhibit 99.2 to Our Current Report on Form 8-K/A filed on May 17, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act Of 1934*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act Of 1934*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 24, 2012.

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2012

CHINA ENVIRONMENTAL PROTECTION, INC.

/s/ Boping Li
Boping Li
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Boping Li	Chief Executive Officer, President and Chairman	October 23, 2012
Boping Li	(Principal Executive Officer)

/s/ Yuqiang Wu	Chief Financial Officer and director	October 23, 2012
Yuqiang Wu	(Principal Financial and Accounting Officer)

