Form 10-Q
period 2010-12-31
China Environmental Protection Inc.
filed 2012-10-26
CIK 1418475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number: 333-148928

CHINA ENVIRONMENTAL PROTECTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	75-3255056
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

C/O Jiangsu Jinyu Environmental Engineering Co. Ltd. West Garden, Gaocheng Town, Yixing City, Jiangsu Province, P.R. China	214214
(Address of Principal Executive Offices)	(Zip Code)

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

17,170,015 shares of common stock were issued and outstanding as of March 31, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

FINANCIAL REPORT

AT DECEMBER 31, 2010 AND SEPTEMBER 30, 2010, AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

3

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	5

CONSOLIDATED STATEMENTS OF OPERATIONS	6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLICATED FINANCIAL STATEMENTS	9-32

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,139,189	$1,268,674
Restricted cash	-	5,844,020
Accounts receivable, net (Note 4)	739,528	815,566
Others receivables	28,573	93,310
Inventory (Note 5)	16,335,460	9,045,390
Advance to suppliers	796,287	1,606,018
Prepaid expenses	13,489	15,424
Deferred tax assets	95,950	98,514
Total current assets	21,148,476	18,786,916

Property, Plant and Equipment, net (Note 6)	1,522,216	1,536,358

Other Assets
Intangible assets, net (Note 7)	1,118,330	1,109,867
Refundable security deposit	2,491,226	2,501,031
Total other assets	3,609,556	3,610,898

Total Assets	$26,280,248	$23,934,172

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 8)	$756,224	$746,480
Accounts payable	5,990,799	4,223,235
Salary and welfare payables	460,080	671,797
Others payable	84,140	83,056
Taxes payable (Note 9)	1,762,287	1,768,495
Advance from customers	8,216,492	7,449,518
Due to the CEO	1,079,576	894,714
Total Current Liabilities	18,349,598	15,837,295

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
Authorized 10,000,000 shares; none issued as of December 31, 2010 and September 30, 2010, respectively	-	-
Common stock, $0.01 par value; authorized 34,639,823 shares;
Issued and outstanding- 17,170,015 shares as of December 31, 2010 and September 30, 2010, respectively	171,700	171,700
Additional paid-in capital	2,960,904	2,960,904
Retained earnings	4,620,331	4,889,989
Accumulated other comprehensive income (loss)	177,715	74,284
Total Shareholders' Equity	7,930,650	8,096,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,280,248	$23,934,172

The accompanying notes are an integral part of these consolidated financial statements

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues
Sales of Installation projects	$-	$6,307,699
Sales of equipment	458,070	1,048,446
Total revenues	458,070	7,356,145

Costs of Revenues
Cost of installation projects	-	4,282,367
Cost of equipment	284,364	718,488
Total costs of revenues	284,364	5,000,855

Gross profit	173,706	2,355,290

Operating Expense
Selling Expenses
Payroll and Commission	-	200,150
Fright out	1,892	127
Office expenses	-	73,401
Total selling expenses	1,892	273,678

General and administrative expenses
Payroll	47,960	81,796
Employee benefit and pension	4,179	3,153
Depreciation and amortization expenses	21,285	19,923
Office expenses	17,609	71,107
Bad debt expenses	328,984	68,163
Travel and entertainment	14,949	18,686
Total General and Administrative Expenses	434,966	262,828

Total operating expenses	436,858	536,506

Income from operations	(263,152)	1,818,784

Non-operating income (expenses):
Interest income	112	7
Interest expenses	(8,410)	(5,514)
Governmental subsidy	4,500	-
Other income (expenses)	1,110	-
Total non-operating income (expenses)	(2,688)	(5,507)

Income before income taxes	(265,840)	1,813,277

Provision for income taxes
Current income tax expense	-	453,024
Deferred income tax expense	3,818	296
Total provision for income taxes	3,818	453,320

Net Income	(269,658)	1,359,957

Less: Net income attributable to noncontrolling interest	-	(222)

Net Loss attributable to China Environmental Protection, Inc.	$(269,658)	$1,359,735

Basic and diluted earnings per share	$(0.02)	$0.08

Weighted average number of shares	17,170,015	16,150,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME

	For the Three Months Ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)

Net income	$(269,658)	$1,359,957
Other comprehensive income, net of tax:
Effects of foreign currency conversion	103,431	3,369
Total other comprehensive, not of tax	103,431	3,369
Comprehensive income	(166,227)	1,363,326
Comprehensive income attributable to the noncontrolling interest	-	396
Comprehensive income attributable to the Company	$(166,227)	$1,362,930

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$(269,658)	$1,359,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,189	37,270
Bad debt expense	328,984	68,163
Impairment of fixed assets	936	4,578
Deferred tax expense	3,818	295
Decrease (increase) in assets:
Restricted cash	5,871,263	3,808
Accounts receivable	(243,019)	(4,114,601)
Other receivable	65,409	(7,451)
Advances to suppliers	823,813	26,445
Inventory	(7,112,603)	(5,494,683)
Prepaid expenses	2,119	35,694
Refundable security deposit	42,098	(241,871)
Increase (decrease) in liabilities:
Accounts payables	1,698,257	2,936,506
Salaries and welfare payable	(218,659)	200,303
Taxes payable	(29,049)	527,617
Advance from customers	664,193	3,892,321
Net cash provided by (used in) operating activities	1,667,091	(765,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	0	(94,925)
Net cash used in investing activities	0	(94,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contribution		15,000
Proceeds from bank loans	749,960	732,345
Repayments of bank loans	(749,960)	(292,938)
Proceeds from the CEO	488,497	586,102
Repayments to the CEO	(316,748)	-
Net cash provided by (used in) financing activities	171,749	1,040,509

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	31,675	(4,153)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,870,515	175,782

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,268,674	538,767

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,139,189	$714,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$688
Interest paid	$8,410	$5,514

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of China Environmental Protection, Inc. (the “Company” or "China Environmental") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010.

The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 2-	ORGANIZATION

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION (continued)

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION (continued)

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION (continued)

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

(FORMERLY T.O.D TASTE ON DEMAND INC)

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

Subsequent Events

As required by FASB ASC 855 “Subsequent Events”, the Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements, except the matters disclosed in Note 15 “Subsequent Event”.

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

(FORMERLY T.O.D TASTE ON DEMAND INC)

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

(FORMERLY T.O.D TASTE ON DEMAND INC)

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

(FORMERLY T.O.D TASTE ON DEMAND INC)

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

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

(FORMERLY T.O.D TASTE ON DEMAND INC)

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were immaterial for the three months ended December 31, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the three months ended December 31, 2010 and 2009, respectively.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

China Contribution Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. The total provisions for such contribution was $3,410 and $3,153 for the three months ended December 31, 2010 and 2009, respectively.

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

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The Company and Dragon Path maintain its accounting records in the United States Dollars (US), whereas Yixing Dragon Path, Zhenyu, and Jinyu maintain their accounting records in the currency of Renminbi (“RMB”), the currency of the PRC. For financial reporting purpose, RMB has been translated into USD$ as the reporting currency in accordance with FASB ASC 830, “Foreign Currency Matters”. The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Three Months ended December 31, 2010	6.61180	6.66702
Three Months ended December 31, 2009	6.82250	6.82740
Year ended September 30, 2010	6.69810	6.82135
Year ended September 30, 2009	6.82630	6.83400

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

(FORMERLY T.O.D TASTE ON DEMAND INC)

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

Income Tax

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

(FORMERLY T.O.D TASTE ON DEMAND INC)

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share” which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no potentially dilutive securities outstanding (options and warrants) for the three months ended December 31, 2010 and 2009, respectively.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

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

Recent Accounting Pronouncements

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	September 30,
	2010	2010
	(unaudited)
Accounts receivable	$4,013,697	$3,760,751
Less: Allowance for doubtful accounts	(3,274,169)	(2,945,185)
Accounts receivable, net	$739,528	$815,566

Bad debt expense charged to operations was $328,984 and $68,163 for the three months ended December 31, 2010 and 2009, respectively.

Note 5- INVENTORY

The inventory consists of the following

	December 31,	September 30,
	2010	2010
	(unaudited)
Finished goods	$5,495,823	$2,576,575
Work-in-process	10,030,619	2,300,589
Raw materials	809,018	4,168,226
Total	$16,335,460	$9,045,390

No allowance for obsolete inventories was charged to operations for the three months ended December 31, 2010 and 2009.

Note 6- PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	December 31,	September 30,
	2010	2010
	(unaudited)
Building and warehouses	$1,700,884	$1,678,971
Machinery and equipment	266,372	262,940
Office equipment and furniture	78,656	78,336
Motor vehicles	145,314	143,442
Sub total	2,191,226	2,163,689
Less: accumulated depreciation	(669,010)	(627,331)
Total property, plant and equipment, net	$1,522,216	$1,536,358

Depreciation expense charged to operations was $33,216 and $31,437 for the three months ended December 31, 2010 and 2009, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $15,606 and $15,103 for the three months ended December 31, 2010 and 2009. The remainder, depreciation expense attributable to equipment used in administration, was $17,610 and $16,334 for the three months ended December 31, 2010 and 2009, respectively, and was included in general and administration expenses.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7- INTANGIBLE ASSET-LAND USE RIGHT

The following is a summary of land use right, less amortization:

	December 31,	September 30,
	2010	2010
	(unaudited)
Land use right	$1,204,664	$1,189,143
Less: Amortization	(86,334)	(79,276)
Land use right, net	$1,118,330	$1,109,867

Amortization expense charged to operations was $5,973 and $5,833 for the three months ended December 31, 2010 and 2009, respectively. Amortization expense with respect to the area where the production facility is located was charged to cost of revenues was $2,298 and $2,244 for the three months ended December 31, 2010 and 2009, respectively. The remainder, amortization expense attributable to the area where the administration facility is located , was $3,675 and $3,589 for the three months ended December 31, 2010 and 2009, respectively, and was included in general and administration expenses.

Note 8- SHORT-TERM BANK LOAN

Short-term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans consisted of the following:

	December 31,	September 30,
	2010	2010
	(unaudited)
a) Loan payable to China Construction Bank 1 year term from 12/3/2009 to 12/2/2010 a fixed interest rate of 0.487% per month	$-	$746,480

b) Loan payable to China Construction Bank 1 year term from 12/6/2010 to 12/5/2011 a fixed interest rate of 0.487% per month	756,224	-
Total	$756,224	$746,480

a)	The loan payable to China Construction Bank is one year term from December 3, 2009, to December 2, 2010 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loan. This loan was paid back in December 2010.

b)	The loan payable to China Construction Bank is one year term from December 6, 2010, to December 5, 2011 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loan.

Interest expense for the above short term loans totaled $8,410 and $5,514 for the three months ended December 31, 2010 and 2009, respectively. We remitted interest payment upon receiving the bank's monthly notice. The interest amount in the bank's notice may be different from the amount calculated based on the interest rate descripted in the loan agreements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- TAXES PAYABLE

The taxes payable consists of the following:

	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Income tax payable	$1,744,685	$1,725,048
VAT payable	6,450	32,438
Other taxes payable	11,152	11,009
Total taxes payable	$1,762,287	$1,768,495

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

The summarized information by business segment follows:

	For the Three Months Ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)
REVENUE
Sales of Installation projects	$-	$6,307,699
Sales of equipment	458,070	1,048,446
Total revenue	$458,070	$7,356,145

COST OF SALES
Cost of installation projects	$-	$4,282,367
Cost of equipment	284,364	718,488
Total costs of revenue	$284,364	$5,000,855

GROSS PROFITS
Sales of Installation projects	$-	$2,025,332
Sales of equipment	173,706	329,958
Total gross profit	$173,706	$2,355,290

	September 30,	September 30,
	2010	2009
	(unaudited)
TOTAL ASSETS OF THE COMPANY	$26,280,248	$23,934,172

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- CORPORATE INCOME TAXES

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	For the Three Months Ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)
U.S. Statutory income tax rate	35.00%	35.00%
Foreign income not recognized in the U.S.	-35.00%	-35.00%
China Statutory income tax rate	25.00%	25.00%
Net operating loss carry-forward	-25.00%	-0.02%
Effective tax rate	0.00%	24.98%

The Company and its majority owned subsidiary, Yixing Dragon, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Jinyu is the best interest to the Company's business operations to offset future taxable income. Since there is no certainty that Yixing Dragon will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. Beginning from October 2010, since there is no certainty that Zhenyu will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Zhenyu and no deferred tax assets have been recorded as a result of these losses.

Deferred income tax reflects the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes, and operating loss carry-forward.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- CORPORATE INCOME TAXES (continued)

The components of deferred tax assets consist of the following:

Name of the companies	Zhenyu	Jinyu	Total

Net deferred tax assets @ September 30, 2009	$-	$39,465	$39,465
Income (loss) before income tax

Zhenyu	$1,812,094
Jinyu	1,181
Total	$1,813,275

Deferred tax benefit (expense) utilized	-	(296)	(296)
Other comprehensive income, net of tax:
effects of foreign currency conversion	-	23	23
Deferred tax assets @ December 31, 2009 (unaudited)	$-	$39,192	$39,192

Deferred tax assets @ September 30, 2010	$-	$98,514	$98,514
Income (loss) before income tax

Zhenyu	$(254,349)
Jinyu	15,273
Total	$(239,076)

Deferred tax benefit (expense) utilized	-	(3,818)	(3,818)
Other comprehensive income, net of tax:
effects of foreign currency conversion		1,254	1,254
Deferred tax assets @ December 31, 2010 (unaudited)	$-	$95,950	$95,950

Income taxes consist of the following:

	For the Three Months Ended December 31,
	2009
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$1,812,094	$1,181	$1,813,275

Current income tax expense	453,024	-	453,024
Deferred income tax expense (benefit)	-	296	296
Total provision for income taxes	$2,265,118	$1,477	$453,320

	For the Three Months Ended December 31,
	2010
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$(254,349)	$15,273	$(239,076)

Current income tax expense	-	-	-
Deferred income tax expense (benefit)	-	3,818	3,818
Total provision for income taxes	$-	$3,818	$3,818

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

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- CONCENTRATION OF RISKS

No customer accounted for 10% or more of our revenue in the three months ended December 31, 2010. Two major customers accounted for approximately 85.75% of our revenue in the three months ended December 31, 2009, with each customer individually accounting for 36.07% and 49.68%, respectively.

Three major vendors provided approximately 88.71% of the Company’s purchases for the three months ended December 31, 2010, with each vendor individually accounting for 40.86%, 29.98%, and 17.86%, respectively. Three vendors provided approximately 46.17% of the Company’s purchases for the three months ended December 31, 2009, with each vendor individually accounting for 23.32%, 12.77%, and 10.08%, respectively.

Note 13- Commitments and Contingencies

Operating Lease

Our subsidiary, Jinyu leased a land use right for a piece of land, approximately 0.52 acre (2,100 square meters), located in Gaocheng County, Yixing City, Jiangsu Province, for a three-year period from March 22, 2008 to March 21, 2011, from the local government. The annual rent is RMB 50,000 (then equivalent to $7,140) and payable quarterly. The lease can not be automately renewed. The parties will negotiate a new lease if both parries desire to do so when the lease expires. Jinyu's office premises, production facilities, and warehouse are located in this piece of land. The rental expense was $2,250 and $2,197 for the three months ended December 31, 2010 and 2009, respectively. The future lease payments for the lease are as following at December 31, 2010.

The Year Ending September 30,	Future Lease Payment
2011	$1,891

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Commitments and Contingencies (continued)

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(Dollars in Thousands)

	December 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	7,931	8,097
Total Assets	$7,931	$8,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Authorized 10,000,000 shares; none issued as of December 31, 2010 and September 30, 2010, respectively	-	-
Common stock, $0.01 par value; authorized 34,639,823 shares; Issued and outstanding- 17,170,015 shares as of December 31, 2010 and September 30, 2010, respectively	172	172
Additional paid-in capital	2,961	2,961
Retained earnings	4,620	4,890
Accumulated other comprehensive income (loss)	178	74
Total Shareholders' equity (deficit)	$7,931	$8,097

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS

(Dollars in Thousands)

	For the Three Months Ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)
Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	(270)	1,360
Net Income	$(270)	$1,360

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Three Months Ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$(270)	$1,360
Adjustments to reconcile net income (loss) provided by cash flows from operations
Equity in undistributed income of subsidiaries	270	(1,360)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Note 15- SUBSEQUENT EVENT

Litigation

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

Extraordinary Item

In October 2010, one of our subsidiaries, Zhenyu, executed an agreement with Jiangsu Guangyang Dongli Environmental Protection Equipment Co., Ltd. ("Jiangsu Guangyang"), pursuant to which both parties will jointly work on an installation of a waste water treatment plant, located in Yingjiang City, Yunnan Province, the PRC. The sales price of this project is RMB 600,000,000 (then equivalent to approximately $89,995,230) and the municipal client will not make any payment until the project is 30% completed. While Zhenyu owns 15% interest in the project, Jiangsu Guangyang owns 75% interest in the project and is in charge of the installation of the project. In according to the agreement, Zhenyu made payment of RMB 30,000,000 (equivalent to approximately $4,525,822) to Jiangsu Guangyang in October 2010.

In March 2011, an earthquake occurred in Yingjiang County and the earth quake triggered landslides. Our ongoing installation project was buried. Since the installation project was not insured, no insurance compensation can be claimed. Jiangsu Guangyang and Zhenyu are in discussion with the municipal client for a compensation and the Management believes that the compensation, if any, will be minimal.

Since Zhenyu usually works on installation projects alone and earthquake has not occurred in the location, we treat the loss as an extraordinary item. Also, because there is not taxable income in the current period and it is uncertain that Zhenyu will generate taxable income in the future, no income tax benefit has been recorded as a result of this loss.

Discontinued Operation-Zhenyu

On July 1, 2011, Yixing Dragon Path, Zhenyu and shareholders of Zhenyu, agreed to terminate certain exclusive contractual agreements that the parties entered into on January 17, 2010 (collectively, “VIE Agreements”), and entered into a series of agreements, namely, the Termination Agreement on Consulting Services Agreement, Termination Agreement on Operating Agreement, Termination Agreement on Option Agreement, Termination Agreement on Voting Rights Proxy Agreement and Termination Agreement on Equity Pledge Agreement (collectively, “Termination Agreements”). Pursuant to the Termination Agreements, all the VIE Agreements were terminated in their entirety and of no further force or effect, effective July 1, 2011. Accordingly, the Company stops consolidating Zhenyu in its consolidated financial statements beginning from July 1, 2011. In connection with the termination of the VIE Agreements, Zhenyu agreed to transfer its 75% ownership interest in Jinyu and its shares in five patents which are co-owned by Zhenyu and Jinyu to Yixing Dragon Path. Therefore, the Company will continue to consolidate Jinyu into its consolidated financial statements.

Change in Fiscal Year-end

On December 16, 2011, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from September 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2012.

Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations.

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

On February 12, 2010, the Company, through an acquisition by China Environmental Protection, Inc., a Nevada corporation (the “Merger Sub”) wholly owned by the Company, and then the merger of the Merger Sub with and into the Company (the “Merger”), acquired all of the outstanding capital stock of Dragon Path International Limited, a British Virgin Islands corporation (“Dragon Path”). Dragon Path is a holding company whose only asset is 100% of the registered capital of Yixing Dragon Path Environment Technology Limited (“Yixing Dragon Path”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”) on January 26, 2010. Substantially all of Dragon Path's operations are conducted in China through Yixing Dragon Path, and through contractual arrangements with Yixing Dragon Path’s consolidated affiliated entity in China, Jiangsu Zhenyu Environmental Protection Technology Co. Ltd. (“Zhenyu”), a limited liability company incorporated under the laws of PRC on December 28, 1993. Zhenyu is engaged in design, manufacture, and installation of waste water treatment equipment for environmental protection purposes, as well as providing high-quality after-sales services.

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

As part of the Merger, the Company’s name was changed from “T.O.D. Taste on Demand, Inc.” to “China Environmental Protection, Inc.” on February 12, 2010.

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

Our corporate structure is set forth in the diagram below:

Our Business Overview

We conduct our business in China primarily through our variable interest entity Zhenyu and its 75% owned subsidiary Jinyu. We believe we are a well-recognized China-based water treatment equipment supplier and project contractor. Holding five national patents and through sixteen years of development, we believe we have a relatively strong market share in waste water treatment sector in China and are ranked among top six of Yixing City’s best environmental protection enterprises based on Yixing Municipal Government’s ranking of 2009 outstanding environment protection enterprises (Yizhengfa Document No.[2010]18). We believe Yixing is the country’s production base for environmental protection equipment. We are headquartered in Yixing, Jiangsu, with total building areas of 7,800 square meters. As of December 31, 2010, we have 171 employees in total.

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

Discussion of Operation Results

Operation Results for the Three Months ended December 31, 2010 and 2009

Revenues

For the three months ended December 31, 2010, we reported revenues of $458,070 as compared to $7,356,145 for the three months ended December 31, 2009, a decrease of $6,898,075, or 93.77%. The decrease was due to the lower market demand in winter season for high-quality waste water treatment equipment and postpone of execution of certain sales contracts to the next year in order to focus on strengthening our internal control.

No revenue was generated from installation projects for the three months ended December 31, 2010 whereas revenue from installation projects was $6,307,699 for the comparable period in 2009. Revenue from sales of equipment for the three months ended December 31, 2010 was $458,070, a decrease of $590,376, or 56.31% as compared to $1,048,446 for the comparable period in 2009. The decrease in revenue from both segments was a result of reasons cited above.

Cost of Revenue

For the three months ended December 31, 2010, our cost of revenue was $284,364 as compared to $5,000,855 for the three months ended December 31, 2009, a decrease of $4,716,491, or 94.31%. The decrease in cost of revenue was primarily due to decrease in sales.

Gross Profit

For the three months ended December 31, 2010, our gross profit was $173,706, a decrease of $2,181,584 or 92.60%, as compared with $2,355,290 for the three months ended December 31, 2009. Our overall gross profit as a percentage of revenues increased to 37.92% for the three months ended December 31, 2010 as compared to 32.02% in the comparable period in the prior year. The decrease in our gross profit was a result of the decrease in sales revenues.

Operating Expenses

Our operating expenses, which include selling, general and administrative expenses, totaled $436,858 for the three months ended December 31, 2010, a decrease of $99,648 or 18.57%, as compared to $536,506 for the three months ended December 31, 2009. The decrease in our operating expenses was mainly attributable to decrease in sales commissions resulting from decrease in revenues which was practically offset by the increase of $260,821 in bad debt expenses from $68,163 for the three months ended December 31, 2009 to $328,984 for the three months ended December 31, 2010, as we were not able to collect certain portion of accounts receivable resulted from the installation project sales. The Company carries accounts receivable at the invoiced amount without bearing interest less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs and account adjustments based upon contractual terms. In circumstances in which we receive payment for accounts receivable which have previously been written off, we reverse the allowance and bad debt expenses.

Other Income (Expenses)

Other income (expenses) primarily includes interest income (expenses), governmental subsidy and other income (expenses). Total net other expenses for the three months ended December 31, 2010 amounted to $2,688, which represents governmental subsidy of $4,500, interest income of $112 and other income $1,110 offset by interest expense of $8,410 as compared with other expense of $5,507, which primarily represented interest expenses, for the comparable period in 2009.

Income Taxes

The Company and its subsidiary and affiliated entities, Yixing Dragon Path, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Zhenyu and Jinyu is in the best interest of the Company's business operations. Since there is no certainty that Yixing Dragon Path will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. Beginning from October 2010, since there is no certainty that Zhenyu will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Zhenyu and no deferred tax assets have been recorded as a result of these losses. Beginning from October 2010, since there is no certainty that Zhenyu will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Zhenyu and no deferred tax assets have been recorded as a result of these losses. For the three months ended December 31, 2009, we reported total income tax of $453,320. For the three months ended December 31, 2010, we recorded income tax of $3,818. The decrease in income tax was mainly due to the decrease in our operating income.

Net Income (Loss)

As a result of the factors described above, we reported a net loss of $269,658 for the three months ended December 31, 2010, as compared with a net income of $1,359,957 for the three months ended December 31, 2009.

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

For financial reporting purpose, RMB has been translated into USD as the reporting currency in accordance with FASB ASC 830, “Foreign Currency Matters”. The financial information is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity. Translation adjustments resulting from this process amounted to other comprehensive income of $103,431 and other comprehensive income of $3,369 for the three months ended December 31, 2010 and 2009, respectively. The balance sheet amounts excluding equity accounts at December 31, 2010 were translated at 6.6118 RMB to 1.00 USD as compared to 6.8225 RMB to 1.00 USD at December 31, 2009. The equity accounts were stated at the historical rate. The average translation rates applied to the income statements accounts for the three months ended December 31, 2010 and 2009 were 6.6670 RMB and 6.8274 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

To date, we have financed our operations primarily through cash flows from operations and borrowings from banks. As of December 31, 2010, we had $2,798,878 in working capital, Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

Total current assets increased to $21,148,476 as of December 31, 2010 from $18,786,916 as of September 30, 2010. The primary changes in our current assets during this period were from changes in cash, accounts receivables, and inventory.

The increase in our cash and cash equivalents from $1,268,674 at December 31, 2009 to $3,139,189 at September 30, 2010 was due to our quick collection of payments from clients upon completion of the projects. The decrease in our accounts receivable from $815,566 at September 30, 2010 to $739,528 at December 31, 2010 was primarily due to decreased sales activities related to several equipment-bundled installation projects. The increase in inventory, primarily in work-in-progress was to prepare for projects in progress or to be executed soon.

Our total current liabilities as of December 31, 2010 totaled $18,349,598 as compared to $15,837,295 at September 30, 2010. The increase in current liabilities was primarily due to the increase in accounts payable and advance from customers. Our accounts payable increased from $4,223,235 at September 30, 2010 to $5,990,799 at December 31, 2010 due to our increased business activities. The advance to customers increased from $7,449,518 at September 30, 2010 to $8,216,492 as of December 31, 2010. The increase was due to the increase in our ongoing installation projects in the current period.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash to be generated by operations will be sufficient to meet our capital requirements for our current operations.

Discussion of Cash Flow

Comparison of cash flows results for the three months ended December 31, 2010 to the three months ended December 31, 2009, is summarized as follows:

	For the Three Months Ended December 31
	2010	2009
Cash flow from (used) operating activities	$1,667,091	$(765,649)
Cash flow from (used) investing activities	0	(94,925)
Cash flow from (used) financing activities	$171,749	$1,040,509

Operating Activities

Cash flows from operating activities for the three months ended December 31, 2010 were $1,667,091, an increase of $2,432,740 or 317.74% as compared to net cash used in operating activities of $765,649 for the comparative period in 2009. The net increase was primarily a result of the decrease in restricted cash.

Investing Activities

Net cash flows in the three months ended December 31, 2010 was zero, as compared to net cash used in investing activities of $94,925 for the three months ended December 31, 2009, which was due to the decrease in our purchase of property and equipment.

Financing Activities

Net cash provided by financing activities amounted to $171,749 for the three months ended December 31, 2010, which was loan from our CEO, Mr. Li. Net cash provided by financing activities for the three months ended December 31, 2009 amounted to $1,040,509 which mainly represented loans from the bank and our CEO, Mr. Li.

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

Critical Accounting Policies

See “Note 3. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the critical accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See “Note 3. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No	Description

3.1	Articles of Incorporation as filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form SB2 filed on January 30, 2008.
3.2	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 3.2 to the Company Current Report on Form 8-K/A filed on October 15, 2012

3.3	Bylaws. Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form SB2 filed on January 30, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act Of 1934*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act Of 1934*
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA ENVIRONMENTAL PROTECTION, INC.

Date: October 26, 2012	/s/ Boping Li
Boping Li

Chief Executive Officer and Chairman

Date: October 26, 2012	/s/Yuqiang Wu
Yuqiang Wu

Chief Financial Officer

