Form 10-Q
period 2011-03-31
China Environmental Protection Inc.
filed 2012-10-26
CIK 1418475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

 or

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

17,170,015 shares of common stock are issued and outstanding as of May 15, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

FINANCIAL REPORT

AT MARCH 31, 2011 AND SEPTEMBER 30, 2010 , AND

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

F-1

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	3

CONSOLIDATED STATEMENTS OF OPERATIONS	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO CONSOLICATED FINANCIAL STATEMENTS	7-31

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,345,963	$1,268,674
Restricted cash	-	5,844,020
Accounts receivable, net (Note 4)	4,734,036	815,566
Others receivables	33,658	93,310
Inventory (Note 5)	1,725,967	9,045,390
Advance to suppliers	10,035	1,606,018
Prepaid expenses	-	15,424
Deferred tax assets	-	98,514
Total current assets	8,849,659	18,786,916

Property, Plant and Equipment, net (Note 6)	1,503,429	1,536,358

Other Assets
Intangible assets, net (Note 7)	1,119,366	1,109,867
Refundable security deposit	3,142,366	2,501,031
Total other assets	4,261,732	3,610,898

Total Assets	$14,614,820	$23,934,172

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 8)	$761,023	$746,480
Accounts payable	6,316,368	4,223,235
Salary and welfare payables	281,647	671,797
Others payable	961	83,056
Taxes payable (Note 9)	1,992,375	1,768,495
Advance from customers	645,634	7,449,518
Due to the CEO	1,797,104	894,714
Total Current Liabilities	11,795,112	15,837,295

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Authorized 10,000,000 shares; none issued as of March 31, 2011 and September 30, 2010, respectively	-	-
Common stock, $0.01 par value; authorized 34,639,823 shares; Issued and outstanding- 17,170,015 shares as of March 31, 2011 and September 30, 2010, respectively	171,700	171,700
Additional paid-in capital	2,960,904	2,960,904
Retained earnings	(496,937)	4,889,989
Accumulated other comprehensive income (loss)	184,041	74,284
Total Shareholders' Equity	2,819,708	8,096,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,614,820	$23,934,172

The accompanying notes are an integral part of these consolidated financial statements

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Installation projects	$24,850,263	$10,837,672	$24,850,263	$17,145,371
Sales of equipment	256,422	733	714,492	1,049,179
Total revenues	25,106,685	10,838,405	25,564,755	18,194,550

Costs of Revenues
Cost of installation projects	17,229,686	7,461,235	17,229,686	11,743,602
Cost of equipment	238,671	506	523,035	718,994
Total costs of revenues	17,468,357	7,461,741	17,752,721	12,462,596

Gross profit	7,638,328	3,376,664	7,812,034	5,731,954

Operating Expense
Selling Expenses
Payroll and Commission	-	922,180	-	1,122,330
Fright out	54	3,578	1,946	3,705
Office expenses	-	187	-	73,588
Total selling expenses	54	925,945	1,946	1,199,623

General and administrative expenses
Payroll	65,336	43,830	113,296	125,626
Employee benefit and pension	5,465	4,750	9,644	7,903
Depreciation and amortization expenses	21,304	22,784	42,589	42,707
Professional fees and consultancy fees	25,297	13,362	25,297	13,362
Taxes	11,542	10,772	17,682	17,812
Office expenses	34,839	19,965	46,308	84,032
Bad debt expenses	7,699,122	-	8,028,106	68,163
Travel and entertainment	21,884	22,140	36,833	40,826
Total General and Administrative Expenses	7,884,789	137,603	8,319,755	400,431

Total operating expenses	7,884,843	1,063,548	8,321,701	1,600,054

Income from operations	(246,515)	2,313,116	(509,667)	4,131,900

Non-operating income (expenses):
Interest income	104	93	216	100
Interest expenses	(11,750)	(10,694)	(20,160)	(16,208)
Gain on bargain purchase	-	52,016	-	52,016
Governmental subsidy	0	-	4,526	-
Other income (expenses)	33	-	1,117	-
Total non-operating income (expenses)	(11,613)	41,415	(14,301)	35,908

Income before income taxes	(258,128)	2,354,531	(523,968)	4,167,808

Provision for income taxes
Current income tax expense	237,589	587,790	237,589	1,040,814
Deferred income tax expense	95,729	(12,038)	99,547	(11,742)
Total provision for income taxes	333,318	575,752	337,136	1,029,072

Net income before extraordinary item	(591,446)	1,778,779	(861,104)	3,138,736

Extraordinary item (Note 12)	(4,525,822)	-	(4,525,822)	-

Net income (loss)	(5,117,268)	1,778,779	(5,386,926)	3,138,736

Less: Net income attributable to noncontrolling interest	-	-	-	(222)

Net Loss attributable to China Environmental Protection, Inc.	$(5,117,268)	$1,778,779	$(5,386,926)	$3,138,514

Basic and diluted earnings per share	$(0.03)	$0.11	$(0.05)	$0.19

Weighted average number of shares	17,170,015	16,374,180	17,170,015	16,374,180

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$(5,117,268)	$1,778,779	$(5,386,926)	$3,138,736
Other comprehensive income, net of tax:
Effects of foreign currency conversion	6,326	(23,757)	109,757	(20,388)
Total other comprehensive, not of tax	6,326	(23,757)	109,757	(20,388)
Comprehensive income	(5,110,942)	1,755,022	(5,277,169)	3,118,348
Comprehensive income attributable to the noncontrolling interest	-	(174)	-	222
Comprehensive income attributable to the Company	$(5,110,942)	$1,755,196	$(5,277,169)	$3,118,126

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$(5,386,926)	$3,138,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,605	77,403
Bad debt expense	8,028,106	68,163
Impairment of fixed assets	15,818	6,581
Gain on bargain purchase	-	(52,016)
Deferred tax expense	99,547	(11,742)
Decrease (increase) in assets:
Restricted cash	5,905,267	77,042
Accounts receivable	(11,896,228)	(233,871)
Other receivable	60,927	(22,972)
Advances to suppliers	1,612,903	18,798
Inventory	7,429,461	(3,219,427)
Prepaid expenses	15,586	28,841
Refundable security deposit	(587,377)	(801,529)
Increase (decrease) in liabilities:
Accounts payables	1,993,099	1,611,424
Salaries and welfare payable	(399,678)	(135,216)
Other payables	(82,974)	-
Taxes payable	187,753	1,054,059
Advance from customers	(6,887,658)	1,641,246
Net cash provided by operating activities	186,231	3,245,520

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,280)	(95,366)
Purcahse of minority shares by Dragon Path	-	(280,000)
Net cash used in investing activities	(4,280)	(375,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contribution	-	295,000
Proceeds from bank loans	754,304	732,340
Repayments of bank loans	(754,304)	(292,936)
Proceeds from the CEO	877,145	1,387,931
Repayments to the CEO	-	(10,253)
Net cash provided by financing activities	877,145	2,112,082

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	18,193	(5,425)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,077,289	4,976,811

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,268,674	538,767

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,345,963	$5,515,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,579	$6,855
Interest paid	$20,160	$16,208

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

Subsequent Events

As required by FASB ASC 855 “Subsequent Events”, the Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements, except the matters disclosed in Note 16 "Subsequent Event".

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

Intangible asset

Intangible asset includes a land use right only. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the right to use the land). The land use right for a piece of land, approximately 2.62 acre (10,622 square meters), located in Gaocheng County, Yixing City, Jiangsu Province, was originally acquired by Zhenyu for RMB 7,965,000 (then equivalent to $1,063,020) from the relevant PRC land authority in April 2007. Zhenyu has the right to use the land for 50 years on which the office premises, production facilities, and warehouse of Zhenyu are located, and the land use right is amortized on a straight-line basis over a period of 50 years.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were immaterial for the six months ended March 31, 2011 and 2010, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the six months ended March 31, 2011 and 2010, respectively.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

China Contribution Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. The total provisions for such contribution was $7,778 and $6,281 for the six months ended March 31, 2011 and 2010, respectively.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Three Months ended March 31, 2011	6.57010	6.62863
Three Months ended March 31, 2010	6.82590	6.82740
Year ended September 30, 2010	6.69810	6.82135
Year ended September 30, 2009	6.82630	6.83400

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share” which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no potentially dilutive securities outstanding (options and warrants) for the six months ended March 31, 2011 and 2010, respectively.

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

Recent accounting pronouncements

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010. In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	September 30,
	2011	2010
	(unaudited)
Accounts receivable	$15,707,327	$3,760,751
Less: Allowance for doubtful accounts	(10,973,291)	(2,945,185)
Accounts receivable, net	$4,734,036	$815,566

Bad debt expense charged to operations was $8,028,106 and $68,163 for the six months ended March 31, 2011 and 2010, respectively.

Note 5-	INVENTORY

The inventory consists of the following

	March 31,	September 30,
	2011	2010
	(unaudited)
Finished goods	$1,333,386	$2,576,575
Work-in-process	122,306	2,300,589
Raw materials	270,275	4,168,226
Total	$1,725,967	$9,045,390

No allowance for obsolete inventories was charged to operations for the three months ended December 31, 2010 and 2009.

Note 6-	PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	March 31,	September 30,
	2011	2010
	(unaudited)
Building and warehouses	$1,711,681	$1,678,971
Machinery and equipment	268,062	262,940
Office equipment and furniture	84,181	78,336
Motor vehicles	146,237	143,442
Sub total	2,210,161	2,163,689
Less: accumulated depreciation	(706,732)	(627,331)
Total property, plant and equipment, net	$1,503,429	$1,536,358

Depreciation expense charged to operations was $66,589 and $65,737 for the six months ended March 31, 2011 and 2010, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $31,392 and $30,207 for the six months ended March 31, 2011 and 2010. The remainder, depreciation expense attributable to equipment used in administration, was $35,197 and $35,530 for the six months ended March 31, 2011 and 2010, respectively, and was included in general and administration expenses.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	INTANGIBLE ASSET-LAND USE RIGHT

The following is a summary of land use right, less amortization:

	March 31,	September 30,
	2011	2010
	(unaudited)
Land use right	$1,212,310	$1,189,143
Less: Amortization	(92,944)	(79,276)
Land use right, net	$1,119,366	$1,109,867

Amortization expense charged to operations was $12,016 and $11,666 for the six months ended March 31, 2011 and 2010, respectively. Amortization expense with respect to the area where the production facility is located was charged to cost of revenues was $4,624 and $4,489 for the six months ended March 31, 2011 and 2010, respectively. The remainder, amortization expense attributable to the area where the administration facility is located , was $7,392 and $7,177 for the six months ended March 31, 2011 and 2010, respectively, and was included in general and administration expenses.

Note 8-	SHORT-TERM BANK LOAN

Short-term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans consisted of the following:

		March 31,	September 30,
		2011	2010
		(unaudited)
a)	Loan payable to China Construction Bank	$-	$746,480
	1 year term from 12/3/2009 to 12/2/2010
	a fixed interest rate of 0.487% per month

b)	Loan payable to China Construction Bank	761,023	-
	1 year term from 12/6/2010 to 12/5/2011
	a fixed interest rate of 0.487% per month
	Total	$761,023	$746,480

a)	The loan payable to China Construction Bank is one year term from December 3, 2009, to December 2, 2010 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loan. This loan was paid back in December 2010.

b)	The loan payable to China Construction Bank is one year term from December 6, 2010, to December 5, 2011 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loan.

Interest expense for the above short term loans totaled $20,160 and $16,208 for the six months ended March 31, 2011 and 2010, respectively. We remitted interest payment upon receiving the bank's monthly notice. The interest amount in the bank's notice may be different from the amount calculated based on the interest rate descripted in the loan agreements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	TAXES PAYABLE

The taxes payable consists of the following:

	March 31,	September 30,
	2011	2010
	(unaudited)
Income tax payable	$1,977,225	$1,725,048
VAT payable	2,279	32,438
Sales taxes and sales taxes affixation payable	1,648	-
Other taxes payable	11,223	11,009
Total taxes payable	$1,992,375	$1,768,495

Note 10-	SEGMENT REPORTING

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

The summarized information by business segment follows:

	For the Six Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
REVENUE
Sales of Installation projects	$24,850,263	$17,145,371
Sales of equipment	714,492	1,049,179
Total revenue	$25,563,122	$18,194,550

COST OF SALES
Cost of installation projects	$17,229,686	$11,743,602
Cost of equipment	523,035	718,994
Total costs of revenue	$17,751,088	$12,462,596

GROSS PROFITS
Sales of Installation projects	$7,620,577	$5,401,769
Sales of equipment	191,457	330,185
Total gross profit	$7,812,034	$5,731,954

	March 31,	September 30,
	2011	2009
	(unaudited)
TOTAL ASSETS OF THE COMPANY	$14,614,820	$23,934,172

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	CORPORATE INCOME TAXES

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	For the Six Months Ended
	March 31,
	2011	2010

U.S. Statutory income tax rate	35.00%	35.00%
Foreign income not recognized in the U.S.	-35.00%	-35.00%
China Statutory income tax rate	25.00%	25.00%
Net operating loss carry-forward	-7.38%	0.00%
Effective tax rate	17.62%	25.00%

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	CORPORATE INCOME TAXES (continued)

The components of deferred tax assets consist of the following:

Name of the companies	Zhenyu	Jinyu	Total

Net deferred tax assets @ September 30, 2009	$-	$39,465	$39,465
Income (loss) before income tax
Zhenyu	$4,163,258
Jinyu	(46,967)
Total	$4,116,291

Deferred tax benefit (expense) utilized	-	11,742	11,742
Other comprehensive income, net of tax:
effects of foreign currency conversion	-	5	5
Deferred tax assets @ March 31, 2010 (unaudited)	$-	$51,212	$51,212

Deferred tax assets @ September 30, 2010	$-	$98,514	$98,514

Income (loss) before income tax
Zhenyu	$(1,845,366)
Jinyu	1,348,542
Total	$(496,824)

Deferred tax benefit (expense) utilized	-	(99,547)	(99,547)
Other comprehensive income, net of tax:
effects of foreign currency conversion		1,033	1,033
Deferred tax assets @ March 31, 2009 (unaudited)	$-	$-	$-

Income taxes consist of the following:

	For the Six Months Ended March31,
	2010
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$4,163,258	$(46,967)	$4,116,291

Current income tax expense	1,040,814	-	1,040,814
Deferred income tax expense (benefit)	-	(11,742)	(11,742)
Total provision for income taxes	$5,204,072	$(58,709)	$1,029,072

	For the Six Months Ended March31,
	2011
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$(1,845,366)	$1,348,542	$(496,824)

Current income tax expense	-	237,589	237,589
Deferred income tax expense (benefit)	-	99,547	99,547
Total provision for income taxes	$-	$337,136	$337,136

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	CORPORATE INCOME TAXES (continued)

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

Note 12-	EXTRAORDINARY ITEM

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

In March 2011, an earthquake occurred in Yingjiang County and the earth quake triggered landslides. Our ongoing installation project was buried. Since the installation project was not insured, no insurance compensation can be claimed. Jiangsu Guangyang and Zhenyu are in discussion with the municipal client for the compensation and the Management believes that the compensation, if any, will be minimal.

Since Zhenyu usually works on installation projects alone and earthquake has not occurred in the location, we treat the loss as an extraordinary item. Also, because there is not taxable income in the current period and it is uncertain that Zhenyu will generate taxable income in the future, no income tax benefit has been recorded as a result of this loss.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	CONCENTRATION OF RISKS

Two major customers accounted for approximately 81.79% of our revenue in the six months ended March 31, 2011, with each customer individually accounting for 43.34% and 38.45%, respectively. Four major customers accounted for approximately 70.96% of our revenue in the six months ended March 31, 2010, with each customer individually accounting for 20.09%, 17.61%, 17.07%, 16.19%, and 16.19%, respectively.

Three vendors provided approximately 86.81% of the Company’s purchases for the six months ended September 30, 2011, with each vendor individually accounting for 41.83%, 30.56%, and 14.41%, respectively. Three major vendors provided approximately 37.47% of the Company’s purchases for six months ended March 31, 2010, with each vendor individually accounting for 16.37%, 10.63%, and 10.46%, respectively.

Note 14-	COMMITMENTS AND CONTINGENCIES

Operating Lease

Our subsidiary, Jinyu leased a land use right for a piece of land, approximately 0.52 acre (2,100 square meters), located in Gaocheng County, Yixing City, Jiangsu Province, for a three-year period from March 22, 2011 to March 21, 2014, from the local government. The annual rent is RMB 50,000 (then equivalent to $7,140) and payable quarterly. The lease can not be automately renewed. The parties will negotiate a new lease if both parries desire to do so when the lease expires. Jinyu's office premises, production facilities, and warehouse are located in this piece of land. The rental expense was $4,526 and $4,394 for the six months ended March 31, 2011 and 2010, respectively. The future lease payments for the lease are as following at March 31, 2011.

The Year Ending September 30,	Future Lease Payment
2011	$3,805
2012	7,610
2013	7,610
2014	3,805
$22,830

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	COMMITMENTS AND CONTINGENCIES (continued)

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(Dollars in Thousands)

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	2,820	8,097
Total Assets	$2,820	$8,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Authorized 10,000,000 shares; none issued as of March 31, 2011 and September 30, 2010, respectively	-	-
Common stock, $0.01 par value; authorized 34,639,823 shares; Issued and outstanding- 17,170,015 shares as of March 31, 2011 and September 30, 2010, respectively	172	172
Additional paid-in capital	2,961	2,961
Retained earnings	(497)	4,890
Accumulated other comprehensive income (loss)	184	74
Total Shareholders' equity (deficit)	$2,820	$8,097

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS

(Dollars in Thousands)

	For the Six Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	(5,387)	3,139
Net Income	$(5,387)	$3,139

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Six Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net income	$(5,387)	$3,139
Adjustments to reconcile net income (loss) provided by cash flows from operations Equity in undistributed income of subsidiaries	5,387	(3,139)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Note 16-	SUBSEQUENT EVENT

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

Discontinued Operation-Zhenyu

On July 1, 2011, Yixing Dragon Path, Zhenyu and shareholders of Zhenyu, agreed to terminate certain contractual agreements that the parties entered into on January 17, 2010 (collectively, “VIE Agreements”), and entered into a series of agreements, namely, the Termination Agreement on Consulting Services Agreement, Termination Agreement on Operating Agreement, Termination Agreement on Option Agreement, Termination Agreement on Voting Rights Proxy Agreement and Termination Agreement on Equity Pledge Agreement (collectively, “Termination Agreements”). Pursuant to the Termination Agreements, all the VIE Agreements were terminated in their entirety and of no further force or effect, effective July 1, 2011. Accordingly, the Company ceased consolidating Zhenyu in its consolidated financial statements beginning from July 1, 2011. In connection with the termination of the VIE Agreements, Zhenyu agreed to transfer its 75% equity interest in Jinyu and its shares in five patents which are co-owned by Zhenyu and Jinyu to Yixing Dragon Path. Therefore Jinyu becomes a wholly owned subsidiary of the Company and will continue to be consolidated into the Company’s consolidated financial statements.

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

Our corporate structure is set forth in the diagram below:

Our Business Overview

We conduct our business in China primarily through our variable interest entity Zhenyu and its 75% owned subsidiary Jinyu. We believe we are a well-recognized China-based water treatment equipment supplier and project contractor. Holding five national patents and through sixteen years of development, we believe we have a relatively strong market share in waste water treatment sector in China and are ranked among top six of Yixing City’s best environmental protection enterprises based on Yixing Municipal Government’s ranking of 2009 outstanding environment protection enterprises (Yizhengfa Document No.[2010]18). We believe Yixing is the country’s production base for environmental protection equipment. We are headquartered in Yixing, Jiangsu, with total building areas of 7,800 square meters. As of March 31, 2011, we have 171 employees in total.

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

Discussion of Operation Result

Operation Results for the Three Months Ended March 31, 2011 and 2010

Revenues

For the three months ended March 31, 2011, we reported revenues of $25,106,685 as compared to $10,838,405 for the three months ended March 31, 2010, an increase of $14,268,280, or 131.63%. The increase was attributable to the increase in the installation project sales, as new customers were brought in by existing customers.

Revenues from installation projects were $24,850,263 for the three months ended March 31, 2011, an increase of $14,012,591, or 129.30% as compared to $10,837,672 for the comparable period in 2010. Revenues from sales of equipment were $256,422 for the three months ended March 31, 2011, an increase of $255,689, or 34,882.54% as compared to $733 for the comparable period in 2010. The increase in revenues from both segments was mainly attributable to the factor cited above.

Cost of Revenue

For the three months ended March 31, 2011, our cost of revenue was $17,229,686 as compared to cost of revenue of $7,461,235 for the three months ended March 31, 2010, an increase of $9,768.451, or 131%. The increase in cost of revenue was primarily due to increase in sales.

Gross Profit

For the three months ended March 31, 2011, our gross profit was $7,638,328, an increase of $4,261,664 or 126.21% as compared to $3,376,664 for the comparable period in 2010. Our overall gross profit as a percentage of revenues decreased to 24.12% for the three months ended March 31, 2011 as compared to 31.12% for the comparable period in the prior year. The decrease in our gross profit and gross profit margin was mainly due to the fact that we lowered our profits in order to win the contacts for installation projects from the government.

Operating Expenses

Our operating expenses, which include selling, general and administrative expense, totaled $7,884,843 for the three months ended March 31, 2011, an increase of $6,821,295, or 641.37% as compared to $1,063,548 for the three months ended March 31, 2010. The increase in our operating expenses was mainly attributable to the increase in the bad debt expenses, as we were not able to collect certain portion of accounts receivable resulted from the installation project sales.

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

Other Income (Expenses)

Other income (expenses) primarily includes interest income (expenses), bargain purchase gain and other income (expenses). Total net other expenses amounted to $11,613 for the three months ended March 31, 2011, which primarily included interest expenses, as compared to other income of $41,415 for the three months ended March 31, 2010.

Income Taxes

The Company and its subsidiary and affiliated entities, Yixing Dragon Path, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Zhenyu and Jinyu is the best interest of the Company's business operations. Since there is no certainty that Yixing Dragon Path will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. Beginning from October 2010, since there is no certainty that Zhenyu will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Zhenyu and no deferred tax assets have been recorded as a result of these losses. For the three months ended March 31, 2010 and March 31, 2011, we recorded income tax of $575,752 and $333,318, respectively. The decrease in income tax was mainly due to the decrease in our operating income.

Net Income

We reported a net loss of $5,117,268 for the three months ended March 31, 2011 as compared to a net income of $1,778,779 for the three months ended March 31, 2010. Such decrease in our net income was primarily attributable to the loss in connection with a project that was buried in landslides triggered by an earthquake in March 2011. Please see Note 12 Extraordinary Item of the financial statements for more information.

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

Translation adjustments resulting from this process amounted to other comprehensive income of $6,326 for the three months ended March 31, 2011, as compared to other comprehensive expense of $23,757 for the three months ended March 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2011 were translated at 6.5701 RMB to 1.00 USD as compared to 6.8259 RMB to 1.00 USD at March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to our income statements for the periods ended March 31, 2011 and 2010 were 6.6286 RMB and 6.8274 RMB, respectively.

Operation Results for the Six Months Ended March 31, 2011 and 2010

Revenues

For the six months ended March 31, 2011, we reported revenues of $25,564,755 as compared to $18,194,550 for the six months ended March 31, 2010, an increase of $7,368,572, or 40.50%. The increase was attributable to the following factors: (i) the transition of our major business from equipment sales to equipment installation projects; and (ii) new customers brought in by existing customers.

Revenues from installation projects were $24,850,263 for the six months ended March 31, 2011, an increase of $7,704,892, or 44.94% as compared to $17,145,371 for the comparable period in 2010. The increase was mainly attributable to the factors cited above.

Revenues from sales of equipment were $714,492 for the six months ended March 31, 2011, a decrease of $334,687, or 31.90% as compared to $1,049,179 for the comparable period in 2010. The decrease mainly resulted from the transition of our business focus from equipment sales to equipment installation projects.

Cost of Revenue

For the six months ended March 31, 2011, our cost of revenue was $17,752,721 as compared to cost of revenue of $12,462,596 for the six months ended March 31, 2010, an increase of $5,290,125, or 42.43%. The increase in cost of revenue is primarily due to increase in sales.

Gross Profit

For the six months ended March 31, 2011, our gross profit was $7,812,034, an increase of $2,080,080 or 36.29%, as compared to $5,731,954 for the six months ended March 31, 2010. Our overall gross profit as a percentage of revenues was 30.56% for the six months ended March 31, 2011 as compared to 31.48% for the comparable period in 2010. The increase in our gross profit was mainly due to the increase in sales.

Operating Expenses

Our operating expenses, which include selling, general and administrative expenses, totaled $8,321,701 for the six months ended March 31, 2011, as compared to $1,600,054 for the six months ended March 31, 2010. The increase in our operating expense was mainly attributable to the increase in the bad debt expenses. The Company carries accounts receivable at the invoiced amount without bearing interest, less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs and account adjustments based upon contractual terms. In circumstances in which we receive payment for accounts receivable which have previously been written off, we reverse the allowance and bad debt expenses.

Other Income (Expenses)

Other income (expenses) primarily includes interest income (expenses), bargain purchase gain and other income (expenses). Total net other expenses amounted to $14,301, including interest expense of $20,160, offset by interest income of $216, other income of $1,117 and governmental subsidy of $4,526 for the six months ended March 31, 2011 as compared to other income of $35,908 for the comparable period in 2010, which mostly include gain on bargain purchase of $52,016 offset by interest expenses of $16,208.

Income Taxes

The Company and its subsidiary and affiliated entities, Yixing Dragon Path, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Zhenyu and Jinyu is in the best interest of the Company's business operations. Since there is no certainty that Yixing Dragon Path will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. Beginning from October 2010, since there is no certainty that Zhenyu will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Zhenyu and no deferred tax assets have been recorded as a result of these losses. For the six months ended March 31, 2011 and 2010, we recorded income tax provision of $337,136 and $1,029,072 respectively. The decrease in income tax was mainly due to the decrease in income before income taxes as a result of the substantial increase in bad debt expenses.

Net Income

We reported a net loss of $5,386,926, for the six months ended March 31, 2011, as compared to net income of $3,138,514 for the six months ended March 31, 2010. Such decrease in our net income was primarily attributable to loss in connection with a project that was buried in landslides triggered by an earthquake in October 2010. Please see Note 12 Extraordinary Item of the financial statements for more information.

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

Translation adjustments resulting from this process amounted to other comprehensive income of $109,757 and other comprehensive expense of $20,388 for the six months ended March 31, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at March 31, 2011 were translated at 6.5701 RMB to 1.00 USD as compared to 6.82590 RMB to 1.00 USD at March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2011 and 2010 were 6.62863 RMB and 6.8274 RMB, respectively.

Liquidity and Capital Resources

As of the date of this report, we have financed our operations primarily through cash flows from operations and borrowings from banks in the PRC. As of March 31, 2011, we had negative working capital of $2,945,453. Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as our bank loans, will be sufficient to meet our working capital requirement for our current operations. To fully implement our business plan and continue our growth, however, we believe we will require additional capital. Total current assets decreased to $8,849,659 as of March 31, 2011 from $18,786,916 as of September 30, 2010. The primary changes in our current assets during this period were from changes in cash, accounts receivables, and inventory.

The increase in our cash and cash equivalents from $1,268,674 at September 30, 2010 to $2,345,963 at March 31, 2011 was due substantially to our withdrawal of restricted cash, which decreased from $5,844,020 at September 30, 2010 to $0 at March 31, 2011. The increase in our accounts receivable from $815,566 at September 30, 2010 to $4,734,036 at March 31, 2011 resulted primarily from increased sales activities related to several equipment-bundled installation projects. The decrease in inventory, primarily in raw materials and finished goods, from $9,045,390 as of September 30, 2010 to $1,725,967 as of March 31, 2011 was due primarily to delivery of several installation projects in the six months ended March 31, 2011 and fewer ongoing installation projects for the six months ended March 31, 2011.

Our total current liabilities as of March 31, 2011 totaled $11,795,112 as compared to $15,837,295 at September 30, 2010. The decrease in current liabilities was primarily due to the decrease in our advance from customers as we delivered several installation projects in the six months ended March 31, 2011.

Discussion of Cash Flow

Comparison of cash flows results for the six months ended March 31, 2011 to the six months ended March 31, 2010, is summarized as follows:

	For the Six Months Ended March 31
	2011	2010
Cash flow from (used) operating activities	$186,231	$3,245,520
Cash flow from (used) investing activities	(4,280)	(375,366)
Cash flow from (used) financing activities	$877,145	$2,112,082

Operating Activities

Cash flows provided by operating activities for the six months ended March 31, 2011 amounted to $186,231, a decrease of $3,059,289, or 94.26% as compared to $3,245,520 for the comparable period in 2010.The decrease was mainly attributable to increase in accounts receivable.

Investing Activities

Net cash used in investing activities amounted to $4,280 for the six months ended March 31, 2011, which represented purchase of property and equipment. Cash flows used in investing activities amounted to $375,366 for the six months ended March 31, 2010.

Financing Activities

Net cash provided by financing activities amounted to $877,145 for the six months ended March 31, 2011, which was the due from CEO. Net cash provided by financing activities for the six months ended March 31, 2010 amounted to $2,112,082 which represented proceeds from bank loans of $439,404 and shareholder capital contribution of $295,000, as well as the due from CEO of $1,377,678.

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

Recent Accounting Pronouncements

See“ Note 2. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

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

As of March 31, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

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

CHINA ENVIRONMENTAL PROTECTION, INC.

Date: October 26, 2012	/s/Boping Li

Boping Li

Chief Executive Officer and Chairman

Date: October 26, 2012	/s/Yuqiang Wu

Yuqiang Wu

Chief Financial Officer

