Form 10-Q
period 2011-06-30
China Environmental Protection Inc.
filed 2012-11-08
CIK 1418475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number: 333-148928

CHINA ENVIRONMENTAL PROTECTION. INC.

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

17,170,015 shares of common stock are issued and outstanding as of August 15, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

FINANCIAL REPORT

AT JUNE 30, 2011 AND SEPTEMBER 30, 2010, AND

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

3

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLICATED FINANCIAL STATEMENTS	F-6 - F-32

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,274,615	$1,268,674
Restricted cash	-	5,844,020
Accounts receivable, net (Note 4)	4,704,378	815,566
Others receivables	87,214	93,310
Inventory (Note 5)	1,894,893	9,045,390
Advance to suppliers	12,228	1,606,018
Prepaid expenses	-	15,424
Deferred tax assets	-	98,514
Total current assets	8,973,328	18,786,916

Property, Plant and Equipment, net (Note 6)	1,654,567	1,536,358

Other Assets
Intangible asset-Land use right, net (Note 7)	1,131,579	1,109,867
Refundable security deposit	2,140,228	2,501,031
Total other assets	3,271,807	3,610,898

Total Assets	$13,899,702	$23,934,172

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 8)	$773,515	$746,480
Accounts payable	6,420,047	4,223,235
Salary and welfare payables	460,118	671,797
Others payable	977	83,056
Taxes payable (Note 9)	2,008,285	1,768,495
Advance from customers	599,856	7,449,518
Due to the CEO	1,986,172	894,714
Total Current Liabilities	12,248,970	15,837,295

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Authorized 10,000,000 shares; none issued as of June 30, 2011 and September 30, 2010, respectively	-	-
Common stock, $0.01 par value; authorized 34,639,823 shares; Issued and outstanding- 17,170,015 shares as of June 30, 2011 and September 30, 2010, respectively	171,700	171,700
Additional paid-in capital	2,960,904	2,960,904
Retained earnings	(1,694,551)	4,889,989
Accumulated other comprehensive income (loss)	212,679	74,284
Total Shareholders' Equity	1,650,732	8,096,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,899,702	$23,934,172

The accompanying notes are an integral part of these consolidated financial statements

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Installation projects	$304,172	$9,398,525	$25,154,435	$26,543,896
Sales of equipment	61,829	192,863	776,321	1,242,042
Total revenues	366,001	9,591,388	25,930,756	27,785,938

Costs of Revenues
Cost of installation projects	245,052	6,663,803	17,474,738	18,407,405
Cost of equipment	47,511	132,642	570,546	851,636
Total costs of revenues	292,563	6,796,445	18,045,284	19,259,041

Gross profit	73,438	2,794,943	7,885,472	8,526,897

Operating Expense
Selling Expenses
Payroll and Commission	-	187	-	1,122,516
Fright out	14,296	-	16,242	3,706
Office expenses	-	49	-	73,637
Total selling expenses	14,296	236	16,242	1,199,859

General and administrative expenses
Payroll	68,202	63,195	181,498	188,821
Employee benefit and pension	5,571	3,624	15,215	11,527
Depreciation and amortization expenses	21,529	22,458	64,118	65,165
Professional fees and consultancy fees	155	50,299	25,452	63,661
Taxes	2,000	19,012	19,682	36,824
Office expenses	17,410	43,945	63,718	127,977
Bad debt expenses	1,092,479	1,419,233	9,120,585	1,487,396
Travel and entertainment	48,974	17,321	85,807	58,147
Total General and Administrative Expenses	1,256,320	1,639,087	9,576,075	2,039,518

Total operating expenses	1,270,616	1,639,323	9,592,317	3,239,377

Income from operations	(1,197,178)	1,155,620	(1,706,845)	5,287,520

Non-operating income (expenses):
Interest income	49	93	265	193
Interest expenses	(13,144)	(10,957)	(33,304)	(27,165)
Gain on bargain purchase			-	52,016
Governmental subsidy	0	-	4,554	-
Other income (expenses)	34	-	1,123	-
Total non-operating income (expenses)	(13,061)	(10,864)	(27,362)	25,044

Income before income taxes	(1,210,239)	1,144,756	(1,734,207)	5,312,564

Provision for income taxes
Current income tax expense	(13,235)	305,141	224,354	1,345,955
Deferred income tax expense (benefit)	610	(18,498)	100,157	(30,240)
Total provision for income taxes	(12,625)	286,643	324,511	1,315,715

Net income before extraordinary item	(1,197,614)	858,113	(2,058,718)	3,996,849

Extraordinary item (Note 12)	-	-	(4,525,822)	-

Net income (loss)	(1,197,614)	858,113	(6,584,540)	3,996,849

Less: Net income attributable to noncontrolling interest	-	-	-	(222)

Net Loss attributable to China Environmental Protection, Inc.	$(1,197,614)	$858,113	$(6,584,540)	$3,996,627

Basic and diluted earnings per share	$(0.07)	$0.05	$(0.12)	$0.24

Weighted average number of shares	17,170,015	16,374,180	17,170,015	16,581,250

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$(1,197,614)	$858,113	$(6,584,540)	$3,996,849
Other comprehensive income, net of tax:
Effects of foreign currency conversion	28,638	53,357	138,395	32,969
Total other comprehensive, not of tax	28,638	53,357	138,395	32,969
Comprehensive income	(1,168,976)	911,470	(6,446,145)	4,029,818
Comprehensive income attributable to the noncontrolling interest	-	-	-	222
Comprehensive income attributable to the Company	$(1,168,976)	$911,470	$(6,446,145)	$4,029,596

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D TASTE ON DEMAND INC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(6,584,540)	$3,996,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,472	117,303
Bad debt expense	9,120,585	1,487,396
Impairment of fixed assets	16,978	7,459
Gain on bargain purchase	-	(52,016)
Deferred tax expense	100,157	(30,241)
Decrease (increase) in assets:
Restricted cash	5,941,479	(5,916,211)
Accounts receivable	(12,907,089)	(1,986,419)
Other receivable	9,297	(3,017)
Advances to suppliers	1,620,804	(1,238,627)
Inventory	7,337,075	(8,046,513)
Prepaid expense	15,681	28,425
Refundable security deposit	442,869	(1,175,944)
Increase (decrease) in liabilities:
Accounts payables	2,005,324	2,381,971
Salaries and welfare payable	(231,559)	40,057
Other payables	(83,483)	(20,509)
Taxes payable	172,428	1,380,536
Advance from customers	(6,985,207)	9,384,251
Net cash provided by operating activities	109,271	354,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(161,724)	(102,062)
Purcahse of minority shares by Dragon Path	-	(280,000)
Net cash used in investing activities	(161,724)	(382,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contribution	-	295,000
Proceeds from bank loans	758,929	732,463
Repayments of bank loans	(758,929)	(292,985)
Proceeds from the CEO	1,039,085	1,043,291
Repayments to the CEO	-	(10,254)
Net cash provided by financing activities	1,039,085	1,767,515

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	19,309	7,573

NET CHANGES IN CASH AND CASH EQUIVALENTS	1,005,941	1,747,776

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,268,674	538,767

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,274,615	$2,286,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,589	$7,963
Interest paid	$33,304	$27,165

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of China Environmental Protection Inc. (the “Company” or "China Environmental") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010.

The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Intangible asset-Land Use Right

Intangible asset includes a land use right only. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the right to use the land). The land use right for a piece of land, approximately 2.62 acre (10,622 square meters), located in Gaocheng County, Yixing City, Jiangsu Provice, was originally acquired by Zhenyu for RMB 7,965,000 (then equivalent to $1,063,020) from the relevant PRC land authority in April 2007. Zhenyu has the right to use the land for 50 years on which the office premises, production facilities, and warehouse of Zhenyu are located and the land use right is amortized on a straight-line basis over a period of 50 years.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were immarterial for the nine months ended June 30, 2011 and 2010, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the nine months ended June 30, 2011 and 2010, respectively.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

China Contribution Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. The total provisions for such contribution was $13,259 and $9,905 for the nine months ended June 30, 2011 and 2010, respectively.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date	Average Rates

Nine Months ended March 31, 2011	6.46400	6.58823
Nine Months ended March 31, 2010	6.78140	6.82630
Year ended September 30, 2010	6.69810	6.82135
Year ended September 30, 2009	6.82630	6.83400

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share” which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended June 30, 2011 and 2010, respectively.

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

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

In May 2011, the FASB issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for us beginning in the first quarter of 2012; early adoption of these standards is prohibited. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	September 30,
	2011	2010
	(unaudited)
Accounts receivable	$16,799,806	$3,760,751
Less: Allowance for doubtful accounts	(12,065,770)	(2,945,185)
Accounts receivable, net	$4,734,036	$815,566

Bad debt expense charged to operations was $9,120,585 and $1,487,396 for the nine months ended June 30, 2011 and 2010, respectively.

Note 5-	INVENTORY

The inventory consists of the following

	June 30,	September 30,
	2011	2010
	(unaudited)
Finished goods	$1,335,164	$2,576,575
Work-in-process	264,642	2,300,589
Raw materials	295,087	4,168,226
Total	$1,894,893	$9,045,390

No allowance for obsolete inventories was charged to operations for the nine months ended June 30, 2011 and 2010.

Note 6-	PROPERTY, PLANT AND EQUIPMENT

The detail of property, plant and equipment is as follows:

	June 30,	September 30,
	2011	2010
	(unaudited)
Building and warehouses	$1,739,775	$1,678,971
Machinery and equipment	272,463	262,940
Office equipment and furniture	85,562	78,336
Motor vehicles	309,081	143,442
Sub total	2,406,881	2,163,689
Less: accumulated depreciation	(752,314)	(627,331)
Total property, plant and equipment, net	$1,654,567	$1,536,358

Depreciation expense charged to operations was $100,337 and $99,801 for the nine months ended June 30, 2011 and 2010, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $47,376 and $45,404 for the nine months ended June 30, 2011 and 2010. The remainder, depreciation expense attributable to equipment used in administration, was $52,961 and $54,397 for the nine months ended June 30, 2011 and 2010, respectively, and was included in general and administration expenses.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	INTANGIBLE ASSET-LAND USE RIGHT

The following is a summary of land use right, less amortization:

	June 30,	September 30,
	2011	2010
	(unaudited)
Land use right	$1,232,209	$1,189,143
Less: Amortization	(100,630)	(79,276)
Land use right, net	$1,131,579	$1,109,867

Amortization expense charged to operations was $18,135 and $17,502 for the nine months ended June 30, 2011 and 2010, respectively. Amortization expense with respect to the area where the production facility is located was charged to cost of revenues was $6,978 and $6,734 for the nine months ended June 30, 2011 and 2010, respectively. The remainder, amortization expense attributable to the area where the administration facility is located , was $11,157 and $10,768 for the nine months ended June 30, 2011 and 2010, respectively, and was included in general and administration expenses.

Note 8-	SHORT-TERM BANK LOAN

Short-term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans consisted of the following:

		June 30,	September 30,
		2011	2010
		(unaudited)
a)	Loan payable to China Construction Bank 1 year term from 12/3/2009 to 12/2/2010 a fixed interest rate of 0.487% per month	$-	$746,480

b)	Loan payable to China Construction Bank 1 year term from 12/6/2010 to 12/5/2011 a fixed interest rate of 0.487% per month	773,515	-
	Total	$773,515	$746,480

a)	The loan payable to China Construction Bank is one year term from December 3, 2009, to December 2, 2010 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loan. This loan was paid back in December 2010.

b)	The loan payable to China Construction Bank is one year term from December 6, 2010, to December 5, 2011 with a fixed interest rate of 0.4867% per month. The Company pledged a land use right in an amount of approximately $0.28 million as well as a building in an amount of approximately $0.52 million as collateral for the loan.

Interest expense for the above short term loans totaled $33,304 and $27,165 for the nine months ended June 30, 2011 and 2010, respectively. We remitted interest payment upon receiving the bank's monthly notice. The interest amount in the bank's notice may be different from the amount calculated based on the interest rate descripted in the loan agreements.

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	TAXES PAYABLE

The taxes payable consists of the following:

	June 30,	September 30,
	2011	2010
	(unaudited)
Income tax payable	$1,993,300	$1,725,048
VAT payable	1,901	32,438
Sales taxes and sales taxes affixation payable	1,675	-
Other taxes payable	11,409	11,009
Total taxes payable	$2,008,285	$1,768,495

Note 10-	SEGMENT REPORTING

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

The summarized information by business segment follows:

	For the Six Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
REVENUE
Sales of Installation projects	$25,154,435	$26,543,896
Sales of equipment	776,321	1,242,042
Total revenue	$25,930,756	$27,785,938

COST OF SALES
Cost of installation projects	$17,474,738	$18,407,405
Cost of equipment	570,546	851,636
Total costs of revenue	$18,038,465	$19,259,041

GROSS PROFITS
Sales of Installation projects	$7,679,697	$8,136,491
Sales of equipment	205,775	390,406
Total gross profit	$7,885,472	$8,526,897

	June 30,	September 30,
	2011	2010
	(unaudited)
TOTAL ASSETS OF THE COMPANY	$13,899,702	$23,934,172

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	CORPORATE INCOME TAXES

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	For the Nine Months Ended
	June 30,
	2011	2010

U.S. Statutory income tax rate	35.00%	35.00%
Foreign income not recognized in the U.S.	-35.00%	-35.00%
China Statutory income tax rate	25.00%	25.00%
Net operating loss carry-forward	-25.00%	0.00%
Effective tax rate	0.00%	25.00%

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	CORPORATE INCOME TAXES (continued)

The components of deferred tax assets consist of the following:

Name of the companies		Zhenyu	Jinyu	Total

Net deferred tax assets @ September 30, 2009		$-	$39,465	$39,465
Income (loss) before income tax
Zhenyu	$5,383,819
Jinyu	(120,963)
Total	$5,262,856
Deferred tax benefit (expense) utilized		-	30,240	30,240
Other comprehensive income, net of tax:
effects of foreign currency conversion		-	462	462
Deferred tax assets @ June 30, 2010 (unaudited)		$-	$70,167	$70,167

Deferred tax assets @ September 30, 2010		$-	$98,514	$98,514
Income (loss) before income tax
Zhenyu	$(3,004,674)
Jinyu	1,298,041
Total	$(1,706,633)
Deferred tax benefit (expense) utilized		-	(100,157)	(100,157)
Other comprehensive income, net of tax:
effects of foreign currency conversion			1,643	1,643
Deferred tax assets @ June 30, 2011 (unaudited)		$-	$-	$-

Income taxes consist of the following:

	For the Nine Months Ended June 30,
	2010
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$5,383,819	$(120,963)	$5,262,856

Current income tax expense	1,345,955	-	1,345,955
Deferred income tax expense (benefit)	-	(30,240)	(30,240)
Total provision for income taxes	$6,729,774	$(151,203)	$1,315,715

	For the Nine Months Ended June 30,
	2011
	(unaudited)
Name of the companies	Zhenyu	Jinyu	Total

Income (loss) before income tax provision	$(3,004,674)	$1,298,041	$(1,706,633)

Current income tax expense	-	224,354	224,354
Deferred income tax expense (benefit)	-	100,157	100,157
Total provision for income taxes	$-	$324,511	$324,511

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	CORPORATE INCOME TAXES (continued)

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

Two major customers accounted for approximately 81.79% of our revenue in the nine months ended June 30, 2011, with each customer individually accounting for 43.34% and 38.45%, respectively. Seven major customers accounted for approximately 85.98% of our revenue in the nine months ended June 30, 2010, with each customer individually accounting for 11.18%, 11.38%, 11.54%, 13.15%, 13.81%,14.32, and 10.60%, respectively.

Three major vendors provided approximately 86.37% of the Company’s purchases for the nine months ended June 30, 2011, with each vendor individually accounting for 41.62%, 30.41%, and 14.34%, respectively. No vendor provided 10% or more of the Company’s purchases for the nine months ended June 30, 2010.

Note 14-	COMMITMENTS AND CONTINGENCIES

Operating Lease

Our subsidiary, Jinyu leased a land use right for a piece of land, approximately 0.52 acre (2,100 square meters), located in Gaocheng County, Yixing City, Jiangsu Province, for a three-year period from March 22, 2011 to March 21, 2014, from the local government. The annual rent is RMB 50,000 (then equivalent to $7,140) and payable quarterly. The lease can not be automately renewed. The parties will negotiate a new lease if both parries desire to do so when the lease expires. Jinyu's office premises, production facilities, and warehouse are located in this piece of land. The rental expense was $6,830 and $6,592 for the nine months ended March 31, 2011 and 2010, respectively. The future lease payments for the lease are as following at June 30, 2011.

The Year Ending September 30,	Future Lease Payment
2011	$1,934
2012	7,735
2013	7,735
2014	3,868
$21,272

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

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(Dollars in Thousands)

	June 30,	September 30,
	2011	2010
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	1,651	8,097
Total Assets	$1,651	$8,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Authorized 10,000,000 shares; none issued as of June 30, 2011 and September 30, 2010, respectively	-	-
Common stock, $0.01 par value; authorized 34,639,823 shares; Issued and outstanding- 17,170,015 shares as of June 30, 2011 and September 30, 2010, respectively	172	172
Additional paid-in capital	2,961	2,961
Retained earnings	(1,695)	4,890
Accumulated other comprehensive income (loss)	213	74
Total Shareholders' equity (deficit)	$1,651	$8,097

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS

(Dollars in Thousands)

	For the Nine Months Ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	(6,585)	3,997
Net Income	$(6,585)	$3,997

CHINA ENVIRONMENTAL PROTECTION, INC.

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Nine Months Ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$(6,585)	$3,997
Adjustments to reconcile net income (loss) provided by cash flows from operations
Equity in undistributed income of subsidiaries	(6,585)	(3,997)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	SUBSEQUENT EVENT

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

CHINA ENVIRONMENTAL PROTECTION, INC. AND SUBSIDIARIES

(FORMERLY T.O.D. TASTE ON DEMAND INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	SUBSEQUENT EVENT

On July 1, 2011, based on mutual agreement, Zhenyu's owners terminated the exclusive contractual agreements with Yixing Dragon Path, which were executed on January 27, 2010. Yixing Dragon Path lose its position as the primary beneficiary of Zhenyu. Accordingly, Zhenyu is not qualified as a Variable Interest Entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) 510 “Consolidation of Variable Interest Entities" and the Company will stop consolidating Zhenyu in its consolidated financial statements beginning from July 1, 2011. In connection with the termination of the exclusive contractual agreements, Zhenyu agreed to transfer its 75% ownership interest in Jinyu to Yixing Dragon Path. Therefore, the Company will continue to consolidate Jinyu into its consolidated financial statements.

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

The transaction has been accounted for as a reverse merger since there was a change of control. Accordingly, Dragon Path is treated as the continuing entity for accounting purposes.

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

Zhenyu owns 75% of Jiangsu Jinyu Environmental Engineering Co., Ltd. (“Jinyu”), a sino-foreign joint venture established under the laws of PRC on March 22, 2002, with registered capital of $1,120,000. Jinyu primarily engages in the design, manufacture and installation of environmental protection equipment and engineering projects (or systems) for waste water treatment, as well as providing after-sales services to customers. Jinyu is located in Yixing City, the same location of Zhenyu. On January 27, 2010, before the closing of the Merger, the minority shareholder of Jinyu transferred the remaining 25% of the interest in Jinyu to Dragon Path in exchange for $280,000. As a result, Dragon Path assumed 100% control of Jinyu, partly through direct equity interest ownership and partly through Zhenyu. Based on these contractual arrangements, the Company believes that Zhenyu and its subsidiary and affiliates should be considered as Variable Interest Entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) 510 “Consolidation of Variable Interest Entities. Accordingly, the Company consolidates Zhenyu and its subsidiary’s results, assets and liabilities.

Our corporate structure is set forth in the diagram below:

Our Business Overview

We conduct our business in China primarily through our variable interest entity Zhenyu and its 75% owned subsidiary Jinyu. We believe we are a well-recognized China-based water treatment equipment supplier and project contractor. Holding five national patents and through seventeen years of development, we believe we have a relatively strong market share in waste water treatment sector in China and are ranked among top six of Yixing City’s best environmental protection enterprises based on Yixing Municipal Government’s ranking of 2009 outstanding environment protection enterprises (Yizhengfa Document No.[2010]18). We believe Yixing is the country’s production base for environmental protection equipment. We are headquartered in Yixing, Jiangsu, with total building areas of 7,800 square meters. As of June 30, 2011, we have 171 employees, including part-time employees..

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

Discussion of Operation Results

Operation Results for the Three Months Ended June 30, 2011 and 2010

Revenues

For the three months ended June 30, 2011, as we did not carry out any installation projects, we only reported revenues of $366,001 as compared to $9,591,388 for the three months ended June 30, 2010, a decrease of $9,225,387, or 96.18%. Revenues from installation projects for the three months ended June 30, 2011 were $304,172, a decrease of $9,094,353, or 96.76% as compared to $9,398,525 for the comparable period in 2010. Revenues from sales of equipment for the three months ended June 30, 2011 were $61,829, a decrease of $131,034, or 67.94% as compared to $192,863 for the comparable period in 2010.

Cost of Revenue

For the three months ended June 30, 2011, our cost of revenue was $292,563 as compared to $6,796,445 for the three months ended June 30, 2010, a decrease of $6,503,882, or 95.70%. The decrease in cost of revenue was primarily due to decrease in our sales revenue.

Gross Profit

For the three months ended June 30, 2011, our gross profit was $73,438, a decrease of $2,721,505 or 97.37% as compared to $2,794,943 for the comparable period in 2010. The decrease in our gross profit was mainly due to the decrease in our sales revenue. Our overall gross profit as a percentage of revenues decreased to 20.35% for the three months ended June 30, 2011 as compared to 29.14% for the comparable period in the prior year, as the costs of the component parts of our equipment increased.

Operating Expenses

Our operating expenses, which include selling, general and administrative expenses, totaled $1,270,616 for the three months ended June 30, 2011, as compared to $1,639,323 for the three months ended June 30, 2010. The decrease in our operating expenses was mainly attributable to the decrease in bad debt expenses, as we collected more portion of the accounts receivable from the sales of installation projects. The Company carries accounts receivable at the invoiced amount without bearing interest, and less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs and account adjustments based upon contractual terms. In circumstances in which we receive payment for accounts receivable which have previously been written off, we reverse the allowance and bad debt expenses.

Other Income (Expenses)

Other income (expenses) primarily includes interest income (expenses), and other income (expenses). Total net other expenses amounted to $13,061 for the three months ended June 30, 2011 as compared to other expense of $10,864 the three months ended for June 30, 2010.

Income Taxes

The Company and its majority owned subsidiary and affiliated entity, Yixing Dragon Path, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Jinyu is in the best interest to the Company's business operations to offset future taxable income. Since there is no certainty that Yixing Dragon Path will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. Beginning from October 2010, since there is no certainty that Zhenyu will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Zhenyu and no deferred tax assets have been recorded as a result of these losses. For the three months ended June 30, 2010 and June 30, 2011, we recorded income tax provision of $286,643 and income tax benefit of $12,625, respectively. The decrease in income tax was mainly due to the decrease in our operating income.

Net Income

As a result of the aforementioned factors, we reported a net loss of $1,197,614 for the three months ended June 30, 2011, as compared to a net income of $858,113 for the three months ended June 30, 2010. The decrease in net income was primarily attributable to the decrease in revenue from the installation projects.

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

Translation adjustments resulting from this process amounted to other comprehensive income of $28,638 for the three months ended June 30, 2011, as compared to other comprehensive income of $53,357 for the three months ended June 30, 2010.

Operation Results for the Nine Months Ended June 30, 2011 and 2010

Revenues

For the nine months ended June 30, 2011, we reported revenues of $25,930,756 as compared to $27,785,938 for the nine months ended June 30, 2010, a decrease of 1,855,182, or 6.67%. Revenues from installation projects for the nine months ended June 30, 2011 were $25,154,435, a decrease of $1,389,461, or 5.23% as compared to $26,543,896 for the comparable period in 2010. Revenues from sales of equipment for the nine months ended June 30, 2011 were $776,321, a decrease of $465,721, or 37.49% as compared to $1,242,042 for the comparable period in 2010. The decrease was due to decrease in revenues from both the sales of equipment and the installation projects for the three months ended June 30, 2011.

Cost of Revenue

For the nine months ended June 30, 2011, our cost of revenue was $18,045,284 as compared to cost of revenue of $19,259,041 for the nine months ended June 30, 2010, a decrease of $1,213,757, or 6.30%. The decrease in cost of revenue was primarily due to the decrease in our sales revenue.

Gross Profit

For the nine months ended June 30, 2011, our gross profit was $7,885,472, a decrease of $641,425 or 7.52%, as compared to $8,526,897 for the nine months ended June 30, 2010. Our overall gross profit as a percentage of revenues decreased slightly to 30.42% for the nine months ended June 30, 2011 as compared to 30.69% for the comparable period in 2010. The decrease in our gross profit was mainly due to decrease in our sales revenue.

Operating Expenses

Our operating expenses, which include selling, general and administrative expense, totaled $9,592,317 for the nine months ended June 30, 2011, as compared to $3,239,377 for the nine months ended June 30, 2010, an increase of $6,352,940, or 196.12%. The increase in our operating expense was mainly attributable to the increase in bad debt expenses, as we believed that we would not be able to collect portion of the accounts receivable related to the installation project sales and recorded a significant amount increase in the allowance for doubtful accounts. The Company carries accounts receivable at the invoiced amount without bearing interest, and less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs and account adjustments based upon contractual terms. In circumstances in which we receive payment for accounts receivable which have previously been written off, we reverse the allowance and bad debt expenses. The increase in the bad debt expense was partially offset by the decrease of $1,122,516 in the sales commissions for the nine month ended June 30, 2011 as compared to the nine months ended June 30, 2010, because Mr. Li, Boping, our chief executive office brought in the installation projects in nine months ended June 30, 2011, and we did not pay sales commissions to Mr. Li.

Other Income (Expenses)

Other income (expenses) primarily includes interest income (expenses), bargain purchase gain and other income (expenses). Total net other expenses for the nine months ended June 30, 2011 amounted to $27,362, including interest expense of $33,304, offset by interest income of $265, governmental subsidy of $4,554 and other income of $1,123 as compared to other income of $25,044 for the comparable period in 2010, which included gain on bargain purchase of $52,016 offset by interest expense of $26,972.

Income Taxes

The Company and its majority owned subsidiary and affiliated entity, Yixing Dragon Path, Zhenyu, and Jinyu suffered operating losses in the prior years' operations. For the Chinese income tax purpose, these operating losses can be carried forward in in a 5-year period and be available to reduce future years' taxable income. The Management believes that the realization of the deferred tax asset arising from the operating losses of Jinyu is in the best interest to the Company's business operations to offset future taxable income. Since there is no certainty that Yixing Dragon Path will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Yixing Dragon Path and no deferred tax assets have been recorded as a result of these losses. Beginning from October 2010, since there is no certainty that Zhenyu will generate taxable income in the future, the Management established a 100% valuation allowance for the operation losses carried forward by Zhenyu and no deferred tax assets have been recorded as a result of these losses. For the nine months ended June 30, 2011 and June 30, 2010, we recorded income tax provision of $324,511 and $1,315,715 respectively. The decrease in income tax was mainly due to the decrease in our operating income.

Net Income (Loss)

As a result of the aforementioned factors, we reported a net loss of $6,584,540 for the nine months ended June 30, 2011, as compared to net income of $3,996,849 for the nine months ended June 30, 2010, a decrease of 10,581,389, or 264.76%. The decrease in net income was partially attributed to the decrease in the revenue from the installation projects and the increase in the bad debt expense. Additionally, the loss resulting from a project that was buried in landslides triggered by an earthquake in October 2010 also contributed to the decrease. Please see Note 12 Extraordinary Item of the financial statements for more information.

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

Translation adjustments resulting from this process amounted to other comprehensive income of $138,395 and other comprehensive income of $32,969 for the nine months ended June 30, 2011 and 2010, respectively. The balance sheet amounts excluding equity accounts at June 30, 2011 were translated at 6.4640 RMB to 1.00 USD as compared to 6.7814 RMB to 1.00 USD at June 30, 2010. The equity accounts were stated at the historical rate. The average translation rates applied to the income statements accounts for the nine months ended June 30, 2011 and 2010 were 6.5882 RMB and 6.8263 RMB, respectively.

Liquidity and Capital Resources

As of the date of this report, we have financed our operations primarily through cash flows from operations and borrowings from banks in the PRC. As of June 30, 2011, we had negative working capital of $3,275,642. Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as our bank loans, will be sufficient to meet our working capital requirement for our current operations. To fully implement our business plan and continue our growth, however, we believe we will require additional capital. Total current assets decreased to $8,973,328 as of June 30, 2011 from $18,786,916 as of September 30, 2010. The primary changes in our current assets during this period were from changes in cash, restricted cash, accounts receivables and, inventory.

The increase in our cash and cash equivalents from $1,268,674 at September 30, 2010 to $2,274,615 at June 30, 2011 was due substantially to our withdrawal of restricted cash, which decreased from $5,844,020 at September 30, 2010 to $0 at June 30, 2011. The increase in our accounts receivable from $815,566 at September 30, 2010 to $4,704,378 at June 30, 2011 resulted primarily from increased sales activities related to several equipment-bundled installation projects delivered to the customers in the current period. The decrease in inventory, primarily in raw materials and finished goods, from $9,045,390 as of September 30, 2010 to $1,894,893 as of June 30, 2011 was primarily due to delivery of several installation projects in the nine months ended June 30, 2011 and fewer ongoing installation projects as of June 30, 2011.

Our total current liabilities as of June 30, 2011 totaled $12,248,970 as compared to $15,837,295 at September 30, 2010. The decrease in current liabilities was primarily due to the decrease in our advance from customers as we delivered several installation projects in the nine months ended June 30, 2011.

Discussion of Cash Flow

Comparison of cash flows results for the nine months ended June 30, 2011 to the nine months ended June 30, 2010, is summarized as follows:

	For the Nine Months Ended June 30
	2011	2010
Cash flow from (used in) operating activities	$81,518	$458,782
Cash flow from (used in) investing activities	(161,724)	(382,062)
Cash flow from (used in) financing activities	$1,039,085	$1,767,515

Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2011 amounted to $109,271, a decrease of $245,479 or 69.20% as compared to $354,750 for the comparative period in 2010. For the nine months ended June 30, 2011, we finished and delivered most of the installation projects. As a result, we collected restricted cash of $5,941,479 instead of depositing $5,916,211 in the restricted cash to guarantee our installation projects for the comparable period in 2010; our inventory decreased $7,337,075 as compared to an increase of $8,046,513 for the nine months ended June 30, 2010; and the advance from customers decreased $6,985,207 as compared to an increase of $9,384,251 for the comparable period in 2010. Although the accounts receivable increased significantly for the nine months ended June 30, 2011, the bad debt expense was $9,120,585 for the same period, as compared to $1,487,396 for the nine months ended June 30, 2010.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2011 amounted to $161,724 which was used for purchase of property and equipment. Net cash used in investing activities for the nine months ended June 30, 2010 amounted to $382,062, which was used for purchase of property and equipment, and acquisition of 25% equity ownership interest in Jinyu.

Financing Activities

Net cash provided by financing activities amounted to $1,039,085 for the nine months ended June 30, 2011, which were proceeds from the loans from our CEO of $1,039,085 for working capital purposes. Net cash provided by financing activities for the nine months ended June 30, 2010 amounted to $1,767,515 which represented short-term bank loans of $439,478 and shareholder capital contribution of $295,000, as well as loans from CEO of $1,033,037.

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

As of June 30, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No	Description

3.1	Articles of Incorporation as filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form SB2 filed on January 30, 2008.

3.2	Articles of Merger as filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on October 15, 2012.

3.3	Bylaws. Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form SB2 filed on January 30, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act Of 1934*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act Of 1934*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA ENVIRONMENTAL PROTECTION, INC.

Date: November 8, 2012	/s/ Boping Li
Boping Li
Chief Executive Officer and Chairman

Date: November 8, 2012	/s/Yuqiang Wu
Yuqiang Wu
Chief Financial Officer

